Form 10QSB
period 2006-05-31
MARKET DATA CONSULTANTS, INC.
filed 2006-07-10
CIK 1363423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED MAY 31, 2006

MARKET DATA CONSULTANTS, INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	Commission File Number 000-51817	98-0485299 I.R.S. Employer Identification No.

Rm 1901-2, Lucky Building 39 Wellington Street, Central, Hong Kong
(Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of May 31, 2006, there were 1,600,000 shares of voting common stock, $.001 par value, of Market Data Consultants, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x /

TABLE OF CONTENTS

PART I

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

12

ITEM 3. CONTROLS AND PROCEDURES

14

PART II

15

ITEM 1. LEGAL PROCEEDINGS

15

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

15

ITEM 5. OTHER INFORMATION

15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

15

SIGNATURES

17

PART I

Item 1. Financial Statements

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MAY 31, 2006 (UNAUDITED)

INDEX

Page
Balance Sheets, May 31, 2006 (Unaudited) And February 28, 2006	4
Statement of Operations for the Three Months Ended May 31, 2006 and from Inception on December 15, 2005 through May 31, 2006	5
Statement of Stockholder’s Equity from Inception through May 31, 2006	6
Statement of Cash Flows for the Three Months Ended May 31, 2006 and from Inception on December 15, 2005 through May 31, 2006	7
Notes to Financial Statements	8 -11

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF MAY 31, 2006 (UNAUDITED) AND FEBRUARY 28, 2006

	As of May 31, 2006	As of February 28, 2006
	(Unaudited )	(Audited )
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	2,283	2,325

Total assets	2,283	2,325

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accrued audit fee	-	3,225
Amount due to a stockholder (Note 7)	5,266	1,544

Total liabilities	5,266	4,769

Stockholder’s equity
Common stock - US$0.001 par value (Note 4):
authorized 80,000,000 shares; 1,600,000 shares issued and outstanding	1,600	1,600
Accumulated deficit during the development stage	(4,583)	(4,044)

Total stockholder’s equity	(2,983)	(2,444)

Total liabilities and stockholder’s equity	2,283	2,325

See accompanying notes to financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2006

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH MAY 31, 2006

	Cumulative Total Since Inception	For The Three Months Ended	From December 15, 2005 (Date of Inception) to
		May 31, 2006	February 28, 2006
	(Unaudited )	(Unaudited )	(Audited )
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	563	-	563
General and administrative expenses	4,037	553	3,484

Loss from operations	(4,600)	(553)	(4,047)
Interest income	17	14	3

Loss before income taxes	(4,583)	(539)	(4,044)
Income taxes (Note 2)	-	-	-

Net loss	(4,583)	(539)	(4,044)

Net loss per common share:
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.00)

Weighted average number of shares:
Basic and diluted	1,361,905	1,600,000	1,073,684

See accompanying notes to financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER’S EQUITY

FROM INCEPTION ON DECEMBER 15, 2005 THROUGH May 31, 2006

	Common stock
	No. of		Accumulated
	shares	Amount	Deficit	Total
		US$	US$	US$
Issuance of common stock
on January 9,2006 (Note 4)	1,600,000	1,600	-	1,600

Net loss from December 15, 2005 (Date of Inception) to February 28, 2006	-	-	(4,044)	(4,044)

Balance, February 28, 2006	1,600,000	1,600	(4,044)	(2,444)

Net loss, three months ended May 31, 2006	-	-	(539)	(539)

Balance, May 31, 2006	1,600,000	1,600	(4,583)	(2,983)

See accompanying notes to financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2006

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH MAY 31, 2006

	Cumulative Total Since Inception	For The Three Months Ended	From December 15, 2005 (Date of Inception) to
		May 31, 2006	February 28, 2006
	(Unaudited )	(Unaudited )	(Audited )
	US$	US$	US$
Cash flows from operating activities:
Net loss	(4,583)	(539)	(4,044)
Change in liabilities:
Accrued audit fee	-	(3,225)	3,225

Net cash used in operating activities	(4,583)	(3,764)	(819)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,600	-	1,600
Advance from a stockholder	5,266	3,722	1,544

Net cash provided by financing activities	6,866	3,722	3,144

Net change in cash and cash equivalents	2,283	(42)	2,325

Cash and cash equivalents, beginning of period	-	2,325	-

Cash and cash equivalents, end of period	2,283	2,283	2,325

Cash paid for:
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006 (UNAUDITED)

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Corporate information

Market Data Consultants, Inc. (the “Company”) was incorporated in the State of Delaware on December 15, 2005 for the purpose of exploring new business opportunities.

On February 1, 2006, the Company entered into a service agreement with Market Data Consultants Limited (“MDCL”) which is a computer software company and has acquired certain computer software license.  MDCL is not a related company although its name is similar to the name of the Company.  Pursuant to the agreement, the Company shall provide consultancy services to MDCL by looking for new business opportunities, referring potential clients to MDCL and preparing a memorandum of information efficiently.

The Company has not rendered any consultancy services to MDCL and is a development stage company during the period.

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of May 31, 2006, the Company had cash and cash equivalents of US$2,283, net current liabilities and stockholder’s (deficit) of US$2,983 and accumulated (deficit) of US$4,583 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the sole stockholder and seeking for profitable business opportunities.  However, the Company has no assurance with respect to these plans.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At May 31, 2006, cash and cash equivalents consist of bank balance of US$2,283 denominated in Hong Kong dollars (“HKD”).

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006 (UNAUDITED)

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentration of risk

The Company keeps cash in HKD and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities.

Income taxes

The Company accounts for income tax in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities.  A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

Foreign currency translation

The Company keeps cash and cash equivalents and incurred expenses in HKD during the reporting period and thus HKD is considered to be the functional currency.  Transactions denominated in currencies other than HKD are translated into HKD at the applicable rates of exchange prevailing at the dates of the transactions.  Monetary assets and liabilities denominated in other currencies are translated into HKD at the rates of exchange prevailing at the balance sheet date.  Exchange gains and losses are included in the determination of net income.

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s equity as “Accumulated other comprehensive income – foreign currency translation adjustments”.  Gains and losses resulting from foreign currency translation are included in other comprehensive income/(loss).  During the reporting period, there has been no significant change in exchange rates between HKD and US$.  Accordingly, there is no other comprehensive income/(loss).

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006 (UNAUDITED)

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes during the reporting period.  Actual results could differ from those estimates.

Fair values of financial instruments

Financial instruments include cash and cash equivalents.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of financial instruments approximate their fair values.  Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:-

US$

Loss before income taxes	(539)

Expected benefit at statutory rate of 34%	(183)
Valuation allowance	183

-

Recognized deferred income tax asset is as follows:

Operating losses available for future periods	1,558
Valuation allowance	(1,558)

-

At May 31, 2006, the Company has incurred operating losses of US $4,583 which, if unutilized, will expire through to 2026.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006 (UNAUDITED)

3.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments, such as options or warrants.  Accordingly, the reported basic and diluted loss per share is the same.

4.

COMMON STOCK

The Company was incorporated on December 15, 2005 with authorized capital of 80,000,000 shares of common stock of US$0.001 par value.  On January 9, 2006, 1,600,000 shares of common stock of US$0.001 par value totaling US$1,600 was issued for cash.

5.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of May 31, 2006.

7.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$1,544 and US$3,722 to the Company financing its working capital for the period from inception on December 15, 2005 through February 28, 2006 and for the three months ended May 31, 2006, respectively.  The advance is interest-free, unsecured and repayable on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements in this report, includes forward-looking statements that include risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements. This Form also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the operation and growth of our business and spending. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in this registration as we are a development stage company with no operations to date. Our ability to generate revenue is subject to substantial risks.

Management's Discussion and Analysis or Plan of Operation

We are a development stage company formed to explore business opportunities and provide consulting services to business partners. To date, the Company’s only activities have consisted of developing its business plan, raising initial capital, and signing an agreement with a business partner.

On February 1, 2006, the Company entered into an agreement with Market Data Consultants Limited (“MDC Limited”), a British Virgin Islands corporation, in which it agreed to resell a market data management software product called INFOmatch (the “Products”). MDC Limited acquired the right to license INFOmatch from a Netherlands-based company called Screen Consultants (“Screen”) on November 7, 2005. INFOmatch is a software package that identifies and organizes costs for items related to information services used by professional investors in the financial investment industry.

Our proposed business plan is to introduce MDC Limited to new business opportunities by locating potential customers of the Products within Hong Kong, Singapore, Australia, Taiwan, and China.  Because the Company is most familiar with the Hong Kong market, it will focus on the Hong Kong region first. MDCI will also provide consulting services to MDC Limited. We will conduct research on market information, on statistical data, and on performance of companies that provide market data consulting services within the region and will provide analysis and reports to MDC Limited. Such research will be used to assist MDC Limited’s management in better understanding the market trend for strategic planning purposes.

We are also responsible for designing the marketing and promotional plans to market INFOmatch for MDC Limited. We will bear the costs of hiring and retaining marketing and public relations professionals but will not bear the organizing costs associated with such marketing events. The costs of organizing these events will be reimbursed by MDC Limited according to actual expenses. We need to obtain approval from MDC Limited for the marketing proposals and estimated expenses before implementing these plans.

As stated in the agreement, MDCI is entitled to receive a commission of 40% of the total contract value for any new client which MDCI brings to MDC Limited. Moreover, MDCI will receive a total amount of $200,000 from MDC Limited for the consulting services we will provide in the first year.

The Company has minimal cash and has not yet earned revenue from any business operations.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has not generated revenues, the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

Liquidity and Capital Resources

As of May 31, 2006, the Company remains in the development stage. For the period ended May 31, 2006, the Company's balance sheet reflects current and total assets of $2,283 in the form of cash and cash equivalent, and we have no current liabilities.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. The Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the major shareholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

Plan of Operations in the next 12 months

The Company recorded a net loss of $539 for the three month period ended May 31, 2006, compared to a net loss of $4,044 from inception on December 15, 2005 through February 28, 2006.

As the Company has minimal cash and has not yet earned revenue from any business operations, we will rely on loans from the major shareholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise.

Employees

At present, we have no full or part-time employees. Super Luck is currently managed by Mr. Wilson Kin Cheung, the President and Director of the Company. Mr. Cheung devotes approximately 25% of his time to our operations and we have not signed any employee agreement with Mr. Cheung.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Product research and development

Although we are not the developer of the Products, we can obtain feedback from our clients and inform MDC Limited of that feedback. We will invite clients to fill in feedback questionnaires to express their opinions and comments on the usage of the Products and communicate with MDC Limited from time to time.  We will also use the feedback to request changes from MDC Limited.

Description of Property

Office Facilities

We have no real property and currently operate from limited office space provided by Easterly Financial Investment Limited (“Easterly”), for which we pay no rent. Easterly is located at Room 1901-02, Lucky Building, 39 Wellington Street, Central, Hong Kong. We have no plans to obtain additional office space for the next twelve months until our business is more developed.

Description of Securities

The Company's authorized capital is 80,000,000 shares of common stock with $0.001 par value. As of May 31, 2006, there were 1,600,000 common voting shares issued and outstanding.

Debt Securities to be Registered

Not applicable.

American Depository Receipts

Not applicable

Other Securities to be Registered

Not applicable.

Item 3. Controls and Procedures

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is accumulated and communicated to Company management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were designed and were effective as of May 31, 2006, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company’s internal control over financial reporting during the quarter ended May 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ended May 31, 2006.

The following exhibits are filed herewith:

3.1

Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 18, 2006).

3.2

Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 18, 2006).

10.1

Contract with Market Data Consultants Limited signed on February 1, 2006 (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 18, 2006).

31.1

Certifications of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKET DATA CONSULTANTS, INC.

By: /s/ Wilson Cheung, President and Director

Date: July 10, 2006

By: /s/ Wilson Cheung, Chief Financial Officer

Date: July 10, 2006