Form 10QSB/A
period 2006-05-31
MARKET DATA CONSULTANTS, INC.
filed 2006-08-25
CIK 1363423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

MARKET DATA CONSULTANTS, INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	000-51817 (Commission File Number)	98-0485299 I.R.S. Employer Identification No.

Rm 1901-2, Lucky Building 39 Wellington Street, Central, Hong Kong
(Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes X No

As of August 24, 2006, there were 1,600,000 shares of voting common stock, $.001 par value, of Market Data Consultants, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x /

EXPLANATORY NOTE:

This report on Form 10-QSB/A is being filed for the purpose of including financial statements which have been reviewed by the Company’s independent auditor as required by Statement of Accounting Standards (“SAS”) No. 71.  The Company’s initial report on Form 10-QSB for the period ended May 31, 2006 filed with the Securities and Exchange Commission on July 10, 2006 contained financial statements which had not been reviewed by our independent auditor.  On July 31, 2006, we filed a report on Form 8-K indicating that the previously filed financial statements should not be relied upon.

Table of Contents

PART I

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

13

ITEM 3. CONTROLS AND PROCEDURES

15

PART II

16

ITEM 1. LEGAL PROCEEDINGS

16

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

ITEM 5. OTHER INFORMATION

16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

16

SIGNATURES

17

PART I

Item 1. Financial Statements

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2006 (UNAUDITED)

INDEX

Page
Condensed balance sheets	4
Condensed statements of operations	5
Condensed statement of stockholder’s (deficit)	6
Condensed statements of cash flows	7
Notes to condensed financial statements	8 - 12

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF MAY 31, 2006 (UNAUDITED) AND FEBRUARY 28, 2006

	As of	As of
	May 31,	February 28,
	2006	2006
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	2,283	2,325

Total assets	2,283	2,325

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

Current liabilities
Accrued audit fee	1,288	3,225
Amount due to a stockholder (Note 7)	5,264	1,544

Total liabilities	6,552	4,769

Stockholder’s (deficit)
Common stock - US$0.001 par value (Note 4):
authorized 80,000,000 shares; 1,600,000 shares issued and
outstanding	1,600	1,600
Accumulated deficit during the development stage	(5,872)	(4,044)
Accumulated other comprehensive income	3	-

Total stockholder’s (deficit)	(4,269)	(2,444)

Total liabilities and stockholder’s (deficit)	2,283	2,325

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2006

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH MAY 31, 2006

			From
			December 15,
			2005 (date of
	Cumulative	For the three	inception) to
	total since	months ended	February 28,
	inception	May 31, 2006	2006
	(Unaudited)	(Unaudited)	(Audited)
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	563	-	563
General and administrative expenses	5,326	1,842	3,484

Loss from operations	(5,889)	(1,842)	(4,047)
Interest income	17	14	3

Loss before income taxes	(5,872)	(1,828)	(4,044)
Income taxes (Note 2)	-	-	-

Net loss	(5,872)	(1,828)	(4,044)

Net loss per common share:
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.00)

Weighted average number of shares:
Basic and diluted	1,361,905	1,600,000	1,073,684

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF STOCKHOLDER’S (DEFICIT)

FROM INCEPTION ON DECEMBER 15, 2005 THROUGH MAY 31, 2006

	Common stock
			Accumulated
			deficit	Accumulated
			during the	other
	No. of		development	comprehensive
	shares	Amount	stage	income	Total
		US$	US$	US$	US$
Issuance of common stock on
January 9, 2006 (Note 4)	1,600,000	1,600	-	-	1,600

Net loss from December 15, 2005
(Date of Inception) to February 28, 2006	-	-	(4,044)	-	(4,044)

Balance, February 28, 2006	1,600,000	1,600	(4,044)	-	(2,444)

Comprehensive loss:
Net loss, three months ended May 31, 2006	-	-	(1,828)	-	(1,828)
Foreign currency translation	-	-	-	3	3

					(1,825)

Balance, May 31, 2006	1,600,000	1,600	(5,872)	3	(4,269)

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2006

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH MAY 31, 2006

			From
			December 15
			2005 (date of
	Cumulative	For the three	inception) to
	total since	months ended	February 28,
	inception	May 31, 2006	2006
	(Unaudited )	(Unaudited )	(Audited )
	US$	US$	US$
Cash flows from operating activities:
Net loss	(5,872)	(1,828)	(4,044)
Change in liabilities:
Accrued audit fee	1,288	(1,937)	3,225

Net cash used in operating activities	(4,584)	(3,765)	(819)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,600	-	1,600
Advance from a stockholder	5,264	3,720	1,544

Net cash provided by financing activities	6,864	3,720	3,144

Effect of rate changes on cash	3	3	-

Net change in cash and cash equivalents	2,283	(42)	2,325

Cash and cash equivalents, beginning of period	-	2,325	-

Cash and cash equivalents, end of period	2,283	2,283	2,325

Cash paid for:
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of May 31, 2006, the Company had cash and cash equivalents of US$2,283, net current liabilities and stockholder’s (deficit) of US$4,269 and accumulated deficit during the development stage of US$5,872 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s equity as “Accumulated other comprehensive income - foreign currency translation adjustments”.  Gains and losses resulting from foreign currency translation are included in other comprehensive income/(loss).

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.76 for the three months ended May 31, 2006 and US$1.00 = HK$7.75 from inception on December 15, 2005 to February 28, 2006.  There is a comprehensive income of US$3 due to the effect of rate changes during the reporting period.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2006 (UNAUDITED)

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows :-

		From
		December 15,
		2005 (date of
	For the three	inception) to
	months ended	February 28,
	May 31, 2006	2006
	(Unaudited)	(Audited)
	US$	US$

Loss before income taxes	(1,828)	(4,044)

Expected benefit at statutory rate of 34%	(622)	(1,374)
Valuation allowance	622	1,374

	-	-

Recognized deferred income tax asset is as follows: -

		As of
	As of	February 28,
	May 31, 2006	2006
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	1,966	1,374
Valuation allowance	(1,966)	(1,374)

	-	-

At May 31, 2006, the Company has incurred operating losses of US $5,872 which, if unutilized, will expire through to 2026.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2006 (UNAUDITED)

3.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

4.

COMMON STOCK

The Company was incorporated on December 15, 2005 with authorized capital of 80,000,000 shares of common stock of US$0.001 par value.  On January 9, 2006, 1,600,000 shares of common stock of US$0.001 par value totaling US $1,600 was issued for cash.

5.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of May 31, 2006.

7.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$1,544 and US$3,720 to the Company financing its working capital for the period from inception on December 15, 2005 through February 28, 2006 and for the three months ended May 31, 2006, respectively.  The advance is interest-free, unsecured and repayable on demand.

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

Liquidity and Capital Resources

As of May 31, 2006, the Company remains in the development stage. For the period ended May 31, 2006, the Company's balance sheet reflects current and total assets of $2,283 in the form of cash and cash equivalent, net current liability and stockholder’s (deficit) of US$4,269 and accumulated deficit during the development stage of US$5,872 respectively.

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

Plan of Operations in the next 12 months

The Company recorded a net loss of $1,828 for the three month period ended May 31, 2006, compared to a net loss of $4,044 from inception on December 15, 2005 through February 28, 2006.

As the Company has minimal cash and has not yet earned revenue from any business operations, we will rely on loans from the major shareholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise.

Employees

At present, we have no full or part-time employees. MDCI is currently managed by Mr. Wilson Kin Cheung, the President and Director of the Company. Mr. Cheung devotes approximately 25% of his time to our operations and we have not signed any employee agreement with Mr. Cheung.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

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

Debt Securities to be Registered

Not applicable.

American Depository Receipts

Not applicable

Other Securities to be Registered

Not applicable.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKET DATA CONSULTANTS, INC.

By: /s/ Wilson Cheung, President and Director

Date: August 25, 2006

By: /s/ Wilson Cheung, Chief Financial Officer

Date: August 25, 2006