Form 10QSB
period 2006-08-31
MARKET DATA CONSULTANTS, INC.
filed 2006-10-12
CIK 1363423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of October 4, 2006, there were 8,500,000 shares of voting common stock, $.001 par value, of Market Data Consultants, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x /

Table of Contents

PART I

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

12

ITEM 3. CONTROLS AND PROCEDURES

15

PART II

15

ITEM 1. LEGAL PROCEEDINGS

15

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

15

ITEM 5. OTHER INFORMATION

15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

16

SIGNATURES

16

PART I

Item 1. Financial Statements

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED AUGUST 31, 2006 (UNAUDITED)

INDEX

Page
Condensed balance sheets	4
Condensed statements of operations	5
Condensed statements of stockholder’s (deficit)	6
Condensed statements of cash flows	7
Notes to condensed financial statements	8 -11

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF AUGUST 31, 2006 (UNAUDITED) AND FEBRUARY 28, 2006

	As of	As of
	August 31,	February 28,
	2006	2006
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	2,264	2,325

Total assets	2,264	2,325

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

Current liabilities
Accrued audit fee	1,866	3,225
Amount due to a stockholder (Note 7)	7,532	1,544

Total liabilities	9,398	4,769

Stockholder’s (deficit)
Common stock - US$0.001 par value (Note 4) :
authorized 80,000,000 shares; 1,600,000 shares issued and
outstanding	1,600	1,600
Accumulated deficit during the development stage	(8,743)	(4,044)
Accumulated other comprehensive income	9	-

Total stockholder’s (deficit)	(7,134)	(2,444)

Total liabilities and stockholder’s (deficit)	2,264	2,325

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH AUGUST 31, 2006

				From
				December 15, 2005
	Cumulative	For the three	For the six	(Date of
	total since	months ended	months ended	inception) to
	inception	August 31, 2006	August 31, 2006	February 28, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
	US$	US$	US$	US$

Revenue	-	-	-	-

Expenses
Formation expenses	563	-	-	563
General and administrative
expenses	8,212	2,886	4,728	3,484

Loss from operations	(8,775)	(2,886)	(4,728)	(4,047)
Interest income	32	15	29	3

Loss before income taxes	(8,743)	(2,871)	(4,699)	(4,044)
Income taxes (Note 2)	-	-	-	-

Net loss	(8,743)	(2,871)	(4,699)	(4,044)

Net loss per share:
Basic and diluted (Note 3)	(0.01)	(0.00)	(0.00)	(0.00)

Weighted average number of
shares:
Basic and diluted	1,446,154	1,600,000	1,600,000	1,073,684

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF STOCKHOLDER’S (DEFICIT)

FROM INCEPTION ON DECEMBER 15, 2005 THROUGH AUGUST 31, 2006

	Common stock
			Accumulated
			deficit	Accumulated
			during the	other
	No. of		development	comprehensive
	shares	Amount	stage	income	Total
		US$	US$	US$	US$
Issuance of common stock on
January 9, 2006 (Note 4)	1,600,000	1,600	-	-	1,600

Net loss from December 15, 2005
(Date of Inception) to February 28, 2006	-	-	(4,044)	-	(4,044)

Balance, February 28, 2006	1,600,000	1,600	(4,044)	-	(2,444)

Comprehensive loss:
Net loss, six months ended August 31, 2006	-	-	(4,699)	-	(4,699)
Foreign currency translation	-	-	-	9	9

					(4,690)

Balance, August 31, 2006	1,600,000	1,600	(8,743)	9	(7,134)

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2006

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH AUGUST 31, 2006

			From
			December 15
			2005 (date of
	Cumulative	For the six	inception) to
	total since	months ended	February 28,
	inception	August 31, 2006	2006
	(Unaudited )	(Unaudited )	(Audited )
	US$	US$	US$
Cash flows from operating activities:
Net loss	(8,743)	(4,699)	(4,044)
Change in liabilities:
Accrued audit fee	1,866	(1,359)	3,225

Net cash used in operating activities	(6,877)	(6,058)	(819)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,600	-	1,600
Advance from a stockholder	7,532	5,988	1,544

Net cash provided by financing activities	9,132	5,988	3,144

Effect of rate changes on cash	9	9	-

Net change in cash and cash equivalents	2,264	(61)	2,325

Cash and cash equivalents, beginning of period	-	2,325	-

Cash and cash equivalents, end of period	2,264	2,264	2,325

Cash paid for:
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2006 (UNAUDITED)

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Corporate information

Market Data Consultants, Inc. (the “Company”) was incorporated in the State of Delaware on December 15, 2005 for the purpose of exploring new business opportunities.

On February 1, 2006, the Company entered into a service agreement with Market Data Consultants Limited (“MDCL”), which is a computer software company and has acquired certain computer software license.  MDCL is not a related company although its name is similar to the name of the Company.  Pursuant to the agreement, the Company shall provide consultancy services to MDCL by looking for new business opportunities, referring potential clients to MDCL and preparing a memorandum of information efficiently.

The Company has not rendered any consultancy services to MDCL and is a development stage company during the period.

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of August 31, 2006, the Company had cash and cash equivalents of US$2,264, net current liabilities and stockholder’s (deficit) of US$7,134 and accumulated deficit during the development stage of US$8,743 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At August 31, 2006, cash and cash equivalents consist of bank balance of US$2,264 denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company keeps cash in HKD and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2006 (UNAUDITED)

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.77 for the six months ended August 31, 2006 and US$1.00 = HK$7.75 from inception on December 15, 2005 to February 28, 2006.  There is a comprehensive income of US$9 due to the effect of rate changes during the reporting period.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes during the reporting period.  Actual results could differ from those estimates.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2006 (UNAUDITED)

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows :-

			From
			December 15,
			2005 (date of
	For the three	For the six	inception) to
	months ended	months ended	February 28,
	August 31, 2006	August 31, 2006	2006
	(Unaudited)	(Unaudited)	(Audited)
	US$	US$	US$

Loss before income taxes	(2,871)	(4,699)	(4,044)

Expected benefit at statutory rate of 34%	(976)	(1,598)	(1,375)
Valuation allowance	976	1,598	1,375

	-	-	-

Recognized deferred income tax asset is as follows :-

		As of
	As of	February 28,
	August 31, 2006	2006
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	2,973	1,375
Valuation allowance	(2,973)	(1,375)

	-	-

At August 31, 2006, the Company has incurred operating losses of US$8,743 which, if unutilized, will expire through to 2026.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2006 (UNAUDITED)

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

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of August 31, 2006.

7.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$1,544 and US$5,988 to the Company financing its working capital for the period from inception on December 15, 2005 through February 28, 2006 and for the six months ended August 31, 2006, respectively.  The advance is interest-free, unsecured and repayable on demand.

7.

SUBSEQUENT EVENT

On September 10, 2006, 6,900,000 shares of common stock of US$0.001 par value totaling US$6,900 were issued for cash.

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

Liquidity and Capital Resources

As of August 31, 2006, the Company remains in the development stage. For the period ended August 31, 2006, the Company's balance sheet reflects current and total assets of $2,264 in the form of cash and cash equivalent, net current liability and stockholder’s (deficit) of $7,134 and accumulated deficit during the development stage of $8,743 respectively.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. The Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the sole shareholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

Plan of Operations in the next 12 months

The Company recorded a net loss of $2,871 and $4,699 for the three and six month periods ended August 31, 2006, compared to a net loss of $4,044 from inception on December 15, 2005 through February 28, 2006.

As the Company has minimal cash and has not yet earned revenue from any business operations, it is planning to raise additional capital through the sale of 200,000 shares common stock in the next 12 months. Through the sale of 200,000 shares of common stock at a price of $0.5 per share, it is expected that the Company will raise an aggregate of $100,000 for operating expenses and business expansion.

The Company plans to allocate 30% of any proceeds received to cover the expenses incurred in the offering.  If the offering is 30% or less subscribed, all proceeds will be used to pay the expenses of the offering.  We will use the proceeds from this offering to develop our business and acquire equipment to improve our efficiency.  If the offering is fully subscribed, we plans to allocate 55% of the proceeds received to working capital. If only 75% or 50% of the offering is subscribed, we may allocate 45% or 25% of the proceeds received to working capital, respectively. The remaining 5% and 10% of any proceeds received will be used for future administrative expenses and business development.

Funds allocated to working capital are intended to be used for hiring two employees in the coming 12 months. One employee will be a professional salesperson, and the other will be responsible for drafting the marketing reports and promotional plans for MDC Limited. If we do not obtain enough funds from this offering, we may hire only one marketing professional to assist MDCI’s Director and President, Mr. Wilson Cheung.

Funds allocated to business development are intended to be used to prepare marketing materials for us to locate new business partners. We hope to build up our corporate reputation and align with more business partners to provide our consultancy services to them. The funds allocated to administrative expenses are intended to be used for indirect expenses to maintain the daily operation of the business, such as travel expenses, stationary and postage expenses, and utility expenses.

Management plans to temporarily advance capital to maintain normal operations. Management has agreed to provide temporary financing to the Company, but is not contractually obligated to do so. If we fail to raise additional funding, we may have to delay, scale back or discontinue some or all of our operations.

The Company does not maintain an office and its employees will be stationed at the office of the President, for which the Company pays no rent. It is expected that the Company will not purchase any property in the coming 12 months.

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

Description of Securities

The Company's authorized capital is 80,000,000 shares of common stock with $0.001 par value. As of August 31, 2006, there were 1,600,000 common voting shares issued and outstanding.

On September 10, 2006, 6,900,000 shares of common stock of US$0.001 par value totaling US$6,900 were issued for cash.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were designed to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to achieve these goals.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

(a)

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

MARKET DATA CONSULTANTS, INC.

By:  /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: October 12, 2006

By:  /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: October 12, 2006