Form 10QSB/A
period 2006-05-31
MARKET DATA CONSULTANTS, INC.
filed 2006-12-07
CIK 1363423

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

EXPLANATORY NOTE:

  We are filing this Form 10-QSB/A for the period ended May 31, 2006, to update our disclosure concerning our internal controls and procedures.

Any items included in the original report on Form 10-QSB for the period ended May 31, 2006, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof.  Additionally, this Form 10-QSB does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-QSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

Table of Contents

PART I

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

13

ITEM 3. CONTROLS AND PROCEDURES

15

PART II

17

ITEM 1. LEGAL PROCEEDINGS

17

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

17

ITEM 5. OTHER INFORMATION

17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

17

SIGNATURES

18

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

Debt Securities to be Registered

Not applicable.

American Depository Receipts

Not applicable

Other Securities to be Registered

Not applicable.

Item 3. Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of May 31, 2006 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended May 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: December 7, 2006

By: /s/ Wilson Cheung, Chief Financial Officer

Date: December 7, 2006