Form 10QSB/A
period 2006-08-31
MARKET DATA CONSULTANTS, INC.
filed 2006-12-07
CIK 1363423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

AUGUST 31, 2006

Commission File Number 000-51817

MARKET DATA CONSULTANTS, INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	98-0485299 I.R.S. Employer Identification No.

Rm 1901-2, Lucky Building

39 Wellington Street, Central, Hong Kong

 (Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of December 5, 2006, there were 8,500,000 shares of voting common stock, $.001 par value, of Market Data Consultants, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x /

Explanatory note:

We are filing this Form 10-QSB/A for the period ended August 31, 2006, to reflect a change in our internal control and procedures disclosure.

Any items included in the original report on Form 10-QSB for the period ended August 31, 2006, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof.  Additionally, this Form 10-QSB does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-QSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

Table of Contents

PART I

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES

PART II

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

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

Net loss per share :
Basic and diluted (Note 3)	(0.01)	(0.00)	(0.00)	(0.00)

Weighted average number of
shares :
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

Comprehensive loss :
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

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2006

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH AUGUST 31, 2006

			From
			December 15
			2005 (date of
	Cumulative	For the six	inception) to
	total since	months ended	February 28,
	inception	August 31, 2006	2006
	(Unaudited )	(Unaudited )	(Audited )
	US$	US$	US$
Cash flows from operating activities :
Net loss	(8,743)	(4,699)	(4,044)
Change in liabilities :
Accrued audit fee	1,866	(1,359)	3,225

Net cash used in operating activities	(6,877)	(6,058)	(819)

Cash flows from financing activities :
Proceeds from issuance of common stock	1,600	-	1,600
Advance from a stockholder	7,532	5,988	1,544

Net cash provided by financing activities	9,132	5,988	3,144

Effect of rate changes on cash	9	9	-

Net change in cash and cash equivalents	2,264	(61)	2,325

Cash and cash equivalents, beginning of period	-	2,325	-

Cash and cash equivalents, end of period	2,264	2,264	2,325

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

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

8.

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

We are currently only affiliated with MDC Limited and offer only one product.  Management believes that our ability to succeed depends upon our ability to achieve and maintain strategic partnerships relationships with MDC Limited and other vendors of financial software.  Through these strategic relationships, we hope to introduce new clients to financial software products and offer consulting services to our strategic allies. We plan to become associated with other financial software vendors to resell financial software products, including, but not limited to, Forex trading system and other online stock trading system. Our Agreement with MDC Limited does not restrict us from acting as a seller of other financial software; however, we do not plan to become a reseller of another market data management system.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of August 31, 2006 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended August 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

A Form 8-K was filed on August 1, 2006 to disclose that the previously issued financial statements which were filed on July 10, 2006 should not be relied upon.

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

31.1

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

MARKET DATA CONSULTANTS, INC.

By:  /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: December 7, 2006

By:  /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: December 7, 2006