Form 10QSB
period 2006-11-30
MARKET DATA CONSULTANTS, INC.
filed 2007-01-12
CIK 1363423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

NOVEMBER 30, 2006

Commission File Number 000-51817

MARKET DATA CONSULTANTS, INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	98-0485299 I.R.S. Employer Identification No.

Rm 1901-2, Lucky Building

39 Wellington Street, Central, Hong Kong

 (Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of January 10, 2006, there were 8,500,000 shares of voting common stock, $.001 par value, of Market Data Consultants, Inc. issued and outstanding.

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

16

ITEM 5. OTHER INFORMATION

16

ITEM 6. EXHIBITS

16

SIGNATURES

17

PART I

Item 1. Financial Statements

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2006

INDEX

Page
Condensed balance sheets	4
Condensed statements of operations	5
Condensed statements of stockholder’s (deficit)	6
Condensed statements of cash flows	7
Notes to condensed financial statements	8 -11

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF NOVEMBER 30, 2006 AND FEBRUARY 28, 2006

	As of	As of
	November 30,	February 28,
	2006	2006
	(Audited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	4,905	2,325

Total assets	4,905	2,325

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

Current liabilities
Accrued audit fee	3,861	3,225
Amount due to a stockholder (Note 7)	7,532	1,544

Total liabilities	11,393	4,769

Stockholder’s (deficit)
Common stock - US$0.001 par value (Note 4):
authorized 80,000,000 shares; 8,500,000 (as of February 28, 2006: 1,600,000) shares issued and outstanding	8,500	1,600
Accumulated deficit during the development stage	(15,003)	(4,044)
Accumulated other comprehensive income	15	-

Total stockholder’s (deficit)	(6,488)	(2,444)

Total liabilities and stockholder’s (deficit)	4,905	2,325

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH NOVEMBER 30, 2006

				From
				December 15, 2005
		For the three	For the nine	(Date of
	Cumulative	months ended	months ended	inception) to
	total since inception	November 30, 2006	November 30, 2006	February 28, 2006
	(Audited)	(Unaudited)	(Audited)	(Audited)
	US$	US$	US$	US$

Revenue	-	-	-	-

Expenses
Formation expenses	563	-	-	563
General and administrative
expenses	14,485	6,273	11,001	3,484

Loss from operations	(15,048)	(6,273)	(11,001)	(4,047)
Interest income	45	13	42	3

Loss before income taxes	(15,003)	(6,260)	(10,959)	(4,044)
Income taxes (Note 2)	-	-	-	-

Net loss	(15,003)	(6,260)	(10,959)	(4,044)

Net loss per share :
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
shares :
Basic and diluted	3,098,006	7,817,582	3,657,455	1,073,684

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF STOCKHOLDER’S (DEFICIT)

FROM INCEPTION ON DECEMBER 15, 2005 THROUGH NOVEMBER 30, 2006

	Common stock
			Accumulated
			deficit	Accumulated
			during the	other
	No. of		development	comprehensive
	shares	Amount	stage	income	Total
		US$	US$	US$	US$
Issuance of common stock on
January 9, 2006 (Note 4)	1,600,000	1,600	-	-	1,600

Net loss from December 15, 2005
(Date of Inception) to February 28, 2006	-	-	(4,044)	-	(4,044)

Balance, February 28, 2006	1,600,000	1,600	(4,044)	-	(2,444)

Issuance of common stock on
September 10, 2006 (Note 4)	6,900,000	6,900	-	-	6,900

Comprehensive loss :
Net loss, nine months ended November 30, 2006	-	-	(10,959)	-	(10,959)
Foreign currency translation	-	-	-	15	15

					(10,944)

Balance, November 30, 2006	8,500,000	8,500	(15,003)	15	(6,488)

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2006

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH NOVEMBER 30, 2006

			From
			December 15
		For the nine	2005 (Date of
	Cumulative	months ended	inception) to
	total since inception	November 30, 2006	February 28, 2006
	(Audited)	(Audited)	(Audited)
	US$	US$	US$
Cash flows from operating activities :
Net loss	(15,003)	(10,959)	(4,044)
Change in liabilities :
Accrued audit fee	3,861	636	3,225

Net cash used in operating activities	(11,142)	(10,323)	(819)

Cash flows from financing activities :
Proceeds from issuance of common stock	8,500	6,900	1,600
Advance from a stockholder	7,532	5,988	1,544

Net cash provided by financing activities	16,032	12,888	3,144

Effect of rate changes on cash	15	15	-

Net change in cash and cash equivalents	4,905	2,580	2,325

Cash and cash equivalents, beginning of period	-	2,325	-

Cash and cash equivalents, end of period	4,905	4,905	2,325

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2006

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Corporate information

Market Data Consultants, Inc. (the “Company”) was incorporated in the State of Delaware on December 15, 2005 for the purpose of exploring new business opportunities.

On February 1, 2006, the Company entered into a service agreement with Market Data Consultants Limited (“MDCL”) which is a company software company and has acquired certain computer software license. MDCL is not a related company although its name is similar to the name of the Company. Pursuant to the agreement, the Company shall provide consultancy services to MDCL by looking for new business opportunities, referring potential clients to MDCL and preparing a memorandum of information efficiently.

The Company has not rendered any consultancy services to MDCL and is a development stage company during the period.

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of November 30, 2006, the Company had cash and cash equivalents of US$4,905, working (deficit) and stockholder’s (deficit) of US$6,488 and accumulated (deficit) of US$15,003 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At November 30, 2006, cash equivalents consist of bank balance of US$4,905 denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2006

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

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.77 for the nine months ended November 30, 2006 and US$1.00 = HK$7.75 from inception on December 15, 2005 to February 28, 2006.  There is a comprehensive income of US$15 due to the effect of rate changes during the reporting period.

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

NOVEMBER 30, 2006

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fair values of financial instruments

Financial instruments include cash equivalents, accrued audit fee and amount due to a stockholder.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of financial instruments approximate their fair values.  Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

2.

INCOME TAXES

			From
			December 15,
	For the three	For the nine	2005 (Date of
	months ended	months ended	inception) to
	November 30,	November 30,	February 28,
	2006	2006	2006
	(Unaudited)	(Audited)	(Audited)
	US$	US$	US$

Loss before income taxes	(6,260)	(10,959)	(4,044)

Expected benefit at statutory rate of 34%	(2,128)	(3,726)	(1,375)
Valuation allowance	2,128	3,726	1,375

	-	-	-

Recognized deferred income tax asset is as follows: -

	As of	As of
	November 30, 2006	February 28, 2006
	(Audited)	(Audited)
	US$	US$

Operating losses available for future periods	5,101	1,375
Valuation allowance	(5,101)	(1,375)

	-	-

At November 30, 2006, the Company has incurred operating losses of US$15,003 which, if unutilized, will expire through to 2026.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2006

3.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments, such as options or warrants.  Accordingly, the reported basic and diluted loss per share is the same.

4.

COMMON STOCK

The Company was incorporated on December 15, 2005 with authorized capital of 80,000,000 shares of common stock of US$0.001 par value.  On January 9, 2006 and September 10, 2006, 1,600,000 and 6,900,000 shares of common stock of US$0.001 par value totaling US$1,600 and US$6,900 were issued for cash respectively.

5.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of November 30, 2006.

7.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$1,544 and US$5,988 to the Company financing its working capital for the period from inception on December 15, 2005 through February 28, 2006 and for the nine months ended November 30, 2006, respectively.  The advance is interest-free, unsecured and repayable on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements in this report include forward-looking statements that include risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements. This Form also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the operation and growth of our business and spending. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in this registration as we are a development stage company with no operations to date. Our ability to generate revenue is subject to substantial risks.

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

Liquidity and Capital Resources

As of November 30, 2006, the Company remains in the development stage. For the period ended November 30, 2006, the Company's balance sheet reflects current and total assets of $4,905 in the form of cash and cash equivalent, total liabilities of $11,393 and stockholder’s (deficit) of $6,488 and accumulated (deficit) during the development stage of $15,003.

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

Plan of Operations in the next 12 months

The Company recorded a net loss of $6,260 and $10,959 for the three and nine month periods ended November 30, 2006, compared to a net loss of $4,044 from inception on December 15, 2005 through February 28, 2006.

As the Company has minimal cash and has not yet earned revenue from any business operations, it is planning to raise additional capital through the sale of 200,000 shares common stock in the next 12 months. Through the sale of 200,000 shares of common stock at a price of $0.50 per share, it is expected that the Company will raise an aggregate of $100,000 for operating expenses and business expansion.

The Company plans to allocate 30% of any proceeds received to cover the expenses incurred in the offering.  If the offering is 30% or less subscribed, all proceeds will be used to pay the expenses of the offering.  We plan to use the proceeds, if any, from the offering to develop our business and acquire equipment to improve our efficiency.  If the offering is fully subscribed, we plan to allocate 55% of the proceeds received to working capital. If only 75% or 50% of the offering is subscribed, we may allocate 45% or 25% of the proceeds received to working capital, respectively. The remaining 5% and 10% of any proceeds received will be used for future administrative expenses and business development.

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

Description of Securities

The Company's authorized capital is 80,000,000 shares of common stock with US$0.001 par value. As of November 30, 2006, there were 8,500,000 common voting shares issued and outstanding.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of November 30, 2006 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended November 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 2. Changes in Securities and Use of Proceeds

The Company's authorized capital is 80,000,000 shares of common stock with $0.001 par value. On September 10, 2006, 6,900,000 shares of common stock of $0.001 par value totaling $6,900 were issued for cash. As a result, the number of issued and outstanding shares is increased to 8,500,000 shares as of November 30, 2006.

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

MARKET DATA CONSULTANTS, INC.

By:  /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: January 12, 2006

By:  /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: January 12, 2006