Form 10KSB
period 2007-02-28
MARKET DATA CONSULTANTS, INC.
filed 2007-05-29
CIK 1363423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2007

☐TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number 000-51817

MARKET DATA CONSULTANTS, INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	33-1123472 I.R.S. Employer Identification No.

Rm 1901-2, Lucky Building

39 Wellington Street, Central, Hong Kong

 (Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  //

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/ No //

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. //

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes /x/ No //

The Registrant’s revenues for its most recent fiscal year: $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

As of May 15, 2007, there were 8,500,000 shares of the issuer's Common Stock issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one):    Yes // No /x/

Table of Contents

PART I

4

ITEM 1. DESCRIPTION OF BUSINESS

4

ITEM 2. DESCRIPTION OF PROPERTY

8

ITEM 3. LEGAL PROCEEDINGS

8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

PART II

8

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

8

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

9

ITEM 7. FINANCIAL STATEMENTS

12

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

22

ITEMS 8A. CONTROLS AND PROCEDURES

22

ITEM 8B. OTHER INFORMATION

22

PART III

23

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

23

ITEM 10. EXECUTIVE COMPENSATION

24

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

25

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

25

ITEM 13. EXHIBITS

26

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

27

PART I

Item 1. Description of Business

THE BUSINESS

Market Data Consultants, Inc., (“we”, “us”, “our”, “MDCI”) was incorporated under the laws of the State of Delaware on December 15, 2005. We are a development stage company formed to explore business opportunities and provide consulting services to other businesses.  Our executive office is located at Room 1901-02, Lucky Building, 39 Wellington Street, Central, Hong Kong.

The authorized capital of MDCI consists of 80,000,000 shares of $0.001 par value common stock. On January 9, 2006 and September 10, 2006, MDCI issued 1,600,000 shares and 6,900,000 shares of common stock to Mr. Wilson Kin Cheung at $0.001 per share for a total of $1,600 and $6,900 respectively.

On February 1, 2006, MDCI entered into an agreement (the “Agreement”) with Market Data Consultants Limited (“MDC Limited”), a British Virgin Islands corporation, in which MDC Limited agreed to resell a market data management software product called INFOmatch (the “Product”). MDC Limited acquired the right to license the Product from a Netherlands-based company called Screen Consultants (“Screen”) on November 7, 2005. The Product is a software package that identifies and organizes costs for items related to information services used by professional investors in the financial investment industry.

Under the Agreement, MDCI will introduce MDC Limited to new business opportunities by locating potential customers of the Product within Hong Kong, Singapore, Australia, Taiwan, and China.  Because MDCI is most familiar with the Hong Kong market, it will focus on the Hong Kong region first. MDCI will also provide consulting services to MDC Limited. We will conduct research on market information, on statistical data, and on performance of companies that provide market data consulting services within the region and will provide analysis and reports to MDC Limited. Such research will be used to assist MDC Limited’s management in better understanding the market trend for strategic planning purposes. We are also responsible for designing the marketing and promotional plans to market the Product for MDC Limited.

Market Data Consultants, Inc., as an introducer, has the following responsibilities under the agreement:

a)

To look for new potential customers or MDC LIMITED in the territory.

b)

To prepare marketing and promotional plans for MDC LIMITED.

c)

To prepare a memorandum of information for MDC LIMITED.

Background

Overview of Market Data Management System in the Financial Industry

Various kinds of financial software products have been developed to both improve the efficiency of daily operations and minimize operational costs in the financial investment industry. Generally speaking, these financial software products provide a variety of functions directed towards satisfying the business needs of its users. Financial investment companies use data management systems to incorporate several types of data, particularly reference data, derived data and market data, to support decision making. Reference data contains descriptive information about securities, corporations or individuals. Derived data is generated from existing data and is computed by various calculators and models and made available to a wide range of applications.  Market data refers to real-time or historical information about prices, which is used by professional investors to develop analyses based on historical pricing.   Historical prices of stock quotes, last sales, volume statistics and other information are used by professional investors to evaluate trading opportunities.

The relatively high cost of market data products, the high pace of technological developments, differences in vendors’ invoicing procedures, and the ever-changing dealing room environment all contribute to the complexity in managing market data. In order to support various investment decisions and services, banks and financial institutions normally use a variety of information services software, which provide market data, analysis software, dealing and trading systems, and other specialized applications. The major users of this software are financial professionals who perform deals in the trading room. Other users include brokers, asset managers and wealth managers. Each company uses several different types of software and information systems to gather the information it needs.

Banks and financial institutions acquire software and information services based on their needs at any particular time or if specific departments request them. When banks and financial institutions acquire new information services, they may unknowingly retain the previous, outdated and seldom-used information services that are being replaced by the new software.  Therefore, duplication of such services incurs unnecessary spending. In these circumstances, market data management systems can provide solutions such as cost management, contract management, invoice checking, budgeting, management reporting, order management and cost analysis of market data. The use of market data management systems can normally reduce the market data expenditures of a company by eliminating duplicate services and unnecessary contract renewals.

Usage of Market Data Management System in Hong Kong

Despite the fact that large investing banks like Goldman Sachs, Merrill Lynch, Fidelity Investments, and Citibank are using market data management systems in their Hong Kong offices, many local financial institutions are not familiar with the use of market data management systems.  We intend to work with MDC Limited to introduce market data management systems to these Hong Kong financial institutions. As we mentioned earlier, MDCI will design marketing and promotional plans and offer marketing professionals to assist MDC Limited in organizing different marketing events. MDC Limited will also provide technical experts to attend these events and explain the functionality of the Product.

OUR BUSINESS ACTIVITIES

Our president and director, Mr. Wilson Cheung, has a broad network within the financial and banking industry.  During the development stage, we will rely on him to contact top management personnel of local financial institutions and advise them on merits and benefits of using the Product. We plan to hire a professional salesman to assist Mr. Cheung to locate new potential clients and perform follow-up duties. Furthermore, we will provide market research reports and other marketing and promotional plans to MDC Limited. Therefore, we plan to hire another staff who possesses the marketing and public relations knowledge to offer services to MDC Limited.

MDCI, as the exclusive consultant of MDC Limited, is responsible for the following:

(a)

Locating and introducing potential customers of the Product to MDC Limited within the Territory and to co-ordinate with MDC Limited its approach to the potential customers;

(b)

Preparing marketing and promotional plans to market the Product and assisting in organizing marketing events for MDC Limited;

(c)

Preparing a memorandum of information to MDC Limited; and

(d)

Conducting activities in a proper and efficient manner.

About INFOmatch

INFOmatch is a market data management system designed for financial institutions and corporations who want to have better control over their expenditures on financial information services. INFOmatch was launched in 1994 and has features that allow users to manage contracts, allocate costs, keep track of historical changes, control access permission and define budgets. By using a sophisticated market data management system, financial institutions and corporations can better monitor their use of financial information services, thus increasing utilization of these services and reducing administrative and subscription costs.

INFOmatch includes a management information service that identifies and controls costs for items related to the information services used by professional investors. It allows companies to ensure better allocation and control of all details of information costs, check billing accuracy, and procure a correct number of information service licenses. The Product is developed and updated by Screen, not by MDCI.  Version 1.0 of the Product was introduced in 1994 and was designed to track contracts and allow for basic cost allocation. Version 2, which was released in 1996, was more advanced and also had several external interfaces to vendors. The Product is now upgraded to Version 3, which is more advanced, faster and more stable than the previous versions.

INFOmatch is widely used by market data professionals around the globe.  Its major clients include ING Group, Mizuho Bank, ABN-AMRO, Commerzbank and Macquarie Bank.

About MDC Limited

Market Data Consultants Limited (“MDC Limited”, the “Vendor”) is a British Virgin Islands company incorporated on January 18, 2006. It is based in Hong Kong. It is a market data consulting company that targets clients within the Asia Pacific region.

About Screen Consultants

Screen Consultants (“Screen”), a Netherlands incorporated company, is a leading independent Market Data & Financial Technology Specialist for the Financial Services Industry that assists professional investors with the implementation of information systems and technology. INFOmatch is one of the products developed by Screen.

Government Regulation

There is limited government regulation of our business in the markets we currently operate. In general, we do not expect existing or probable government regulation to have any significant impact on our business for the foreseeable future.

Current Operation

Market Data Consultants, Inc is a development stage company and Mr. Wilson Cheung, the President and Director of MDCI, has been locating Potential Clients for MDC Ltd. We and MDC Limited are organizing marketing events like in-house information sessions, to introduce the Product to Potential Clients. The session is planned to be held at the conference room of the President’s office, in which we pay no rent, in the third quarter of 2007. We also plan to organize a seminar in 2007 to arouse the awareness of the Product. Mr. Cheung will follow up on Potential Clients who showed their initial interests on the Product.

CUSTOMERS AND MARKETING

Our consulting services, which include the preparation of market research reports, the design of marketing and promotional plans, and the drafting of a Memorandum of Information for MDC

Limited, may provide us with stable revenue during the first year of operation. MDCI will receive the total sum of $200,000 due to it only after all the documents are completed, and not on an on-going basis.  The other part of revenue is to introduce new clients to MDC Limited, for which we are entitled to receive a commission of 40% of the total contract value for any new client that MDCI brings in. In the development stage, we will rely on our President, Mr. Wilson Cheung, to provide business contacts of top management in the financial industry, and Mr. Cheung will approach these companies personally and introduce the Product to them. We plan to hire a professional salesperson to assist Mr. Cheung in the coming year.

After obtaining MDC Limited’s approval on the marketing plans, we will organize the marketing events with the assistance of MDC Limited. MDCI will provide event organizing experts and public relations agents to be in charge of these marketing events, and MDC Limited will provide technical experts to answer queries raised by the potential clients. In 2007, MDCI and MDC Limited plan to jointly organize three seminars that target 50 managers and executives of banks and financial institutions in each seminar. Two of these seminars will be held in Hong Kong, and one will be held in Shenzhen, China. We will invite market data experts in the industry to give speeches on the current trend of market data management in the world.

Other than jointly organized seminars, MDCI and MDC Limited will also join the Financial World Expo in 2007 or 2008 to be held in the Hong Kong Convention and Exhibition Centre, where potential customers can learn about our Product and services. The management of MDC Limited will have the final decision on whether to hold the events and seminars based on their budgets.

MDCI will bear the costs in hiring and retaining sales and marketing staff and public relations professionals but will not be bear the costs associated with the organization of such marketing events. The costs of organizing these events will be reimbursed by MDC Limited according to actual expenses.

COMPETITION

The Company expects to encounter substantial competition in its efforts to introduce new customers to MDC Limited. Because the Company is still in the development stage, it has fewer resources and a shorter history than other business-consulting firms.

We have two major competitors: MDSL and The Roberts Group. Our main competitors are both overseas market data software developers located in New York. There is no software development house which resells and/or designs market data management systems in Hong Kong. Some of our potential clients are using the competitors’ software because their overseas mother companies are using the software. Our competitors do not have representative agents in Hong Kong.

Our competitors have greater resources, technical know-how and managerial capabilities than the Company and will be in a better position than the Company to get in touch with large banks and financial institutions. The Company will rely on the existence of contacts of our director, Mr. Wilson Cheung, to locate potential customers.

EMPLOYEES

At present, we have no full or part-time employees. MDCI is currently managed by Mr. Wilson Kin Cheung, the President and Director of MDCI. We have not signed any employee agreement with Mr. Cheung. Mr. Cheung devotes approximately 25% of his time to our operations. We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

We plan to hire two employees in the coming year. One of them will be responsible for preparing the marketing and promotional plans, research reports and memorandum of information and to handle other administrative work. The other one will be a professional salesperson who has strong sense in the financial software market. Both employees will be located in the Hong Kong office.

REPORTS TO SECURITY HOLDERS

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB, annual reports on Form 10-KSB, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  Although we may not be obligated to deliver an annual report to our shareholders, we intend to voluntarily send such a report, including audited financial statements, to our shareholders each year. The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

Item 2. Description of Property

We have no real property and currently operate from limited office space provided by Easterly Financial Investment Limited (“Easterly”), for which we pay no rent. Easterly is located at Room 1901-02, Lucky Building, 39 Wellington Street, Central, Hong Kong. We have no plans to obtain additional office space at this moment until our business is more developed.

Item 3. Legal Proceedings

Market Data Consultants, Inc. does not know of any material, active or pending legal proceedings against them; nor is Market Data Consultants involved as a plaintiff in any material proceedings or pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended February 28, 2007.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is no established market for our shares. Our stock is not quoted on the OTC Bulletin Board or on any other public market. We intend to apply for listing or quotation on the OTC Bulletin Board once various state governments approve our blue sky filings, but we have not done so yet.

The Company's authorized capital is 80,000,000 shares of common stock with $0.001 par value. As of May 15, 2007, we have a total of 8,500,000 shares outstanding.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements in this report include forward-looking statements that include risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements. This report also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the operation and growth of our business and spending. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in this report as we are a development stage company with no operations to date. Our ability to generate revenue is subject to substantial risks.

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

Liquidity and Capital Resources

As of February 28, 2007, the Company remains in the development stage. For the period ended February 28, 2007, the Company’s balance sheet reflects current and total assets of $2,184 in the form of cash and cash equivalents, working capital (deficit) and stockholder’s (deficit) of $14,001 and an accumulated (deficit) during the developmental stage of $22,577.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. Therefore, it filed a registration statement with the Securities and Exchange Commission for the sale of common shares. The registration statement is not yet effective.  Although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, the Company has been relying on loans from the major stockholder, Mr. Wilson, to pay costs associated with filing the registration statement and other daily operating expenses prior to the fund raising exercise. Mr. Cheung has no contractual obligation to provide these funds. This arrangement will not change until the Company is able to consummate a business transaction.

Plan of Operations in the next 12 months

The Company recorded a net loss of $18,533 for the year ended February 28, 2007, compared to a net loss of $4,044 from December 15, 2005 (Date of inception) to February 28, 2006.

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

Employees

Market Data Consultants is currently managed by Mr. Wilson Kin Cheung, the President and Director of the Company. At present, we have no full or part-time employees. Mr. Cheung devotes approximately 25% of his time to our operations and we have not signed any employee agreement with Mr. Cheung. We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

The funds allocated to working capital are intended to be used for hiring two employees in the coming 12 months. One of them will be responsible for preparing the marketing and promotional plans, research reports and memorandum of information and to handle other administrative work. The other one will be a professional salesperson who has strong sense in the financial software market. Both employees will be located in the Hong Kong office.

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

Item 7. Financial Statements

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2007

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

13

BALANCE SHEETS

14

STATEMENTS OF OPERATIONS

15

STATEMENTS OF STOCKHOLDER’S (DEFICIT)

16

STATEMENTS OF CASH FLOWS

17

NOTES TO FINANCIAL STATEMENTS

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the sole director and stockholder of Market Data Consultants, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Market Data Consultants, Inc. (the “Company”) as of February 28, 2007 and 2006, and the related statements of operations, stockholder’s (deficit) and cash flows for the year ended February 28, 2007, for the period from December 15, 2005 (date of inception) to February 15, 2006 and for the period from December 15, 2005 (date of inception) to February 28, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Market Data Consultants, Inc. as of February 28, 2007 and 2006, and the results of its operations and its cash flows for the year ended February 28, 2007, for the period from December 15, 2005 (date of inception) to February 28, 2006 and for the period from December 15, 2005 (date of inception) to February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the financial statements, the Company is a development stage company and has an accumulated (deficit) as of February 28, 2007, these factors raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PKF

Certified Public Accountants

Hong Kong, China

May 11, 2007

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF FEBRUARY 28, 2007 AND FEBRUARY 28, 2006

	As of	As of
	February 28,	February 28,
	2007	2006
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	2,184	2,325

Total assets	2,184	2,325

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

Current liabilities
Accrued audit fee	4,736	3,225
Amount due to a stockholder (Note 7)	11,449	1,544

Total liabilities	16,185	4,769

Stockholder’s (deficit)
Common stock - US$0.001 par value (Note 4) :
authorized 80,000,000 shares; 8,500,000 and 1,600,000
shares in 2007 and 2006 respectively issued and outstanding	8,500	1,600
Accumulated (deficit) during the development stage	(22,577)	(4,044)
Accumulated other comprehensive income	76	-

Total stockholder’s (deficit)	(14,001)	(2,444)

Total liabilities and stockholder’s (deficit)	2,184	2,325

See accompanying notes to financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED FEBRUARY 28, 2007

FROM INCEPTION ON DECEMBER 15, 2005 THROUGH FEBRUARY 28, 2006

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH FEBRUARY 28, 2007

			From
			December 15,
		For the	2005 (Date of
	Cumulative	year ended	inception) to
	total since	February 28,	February 28,
	inception	2007	2006
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	563	-	563
General and administrative expenses	22,071	18,587	3,484

Loss from operations	(22,634)	(18,587)	(4,047)
Interest income	57	54	3

Loss before income taxes	(22,577)	(18,533)	(4,044)
Income taxes (Note 2)	-	-	-

Net loss	(22,577)	(18,533)	(4,044)

Net loss per share:
Basic and diluted (Note 3)	(0.0054)	(0.0038)	(0.0038)

Weighted average number of shares:
Basic and diluted	4,200,454	4,851,507	1,073,684

See accompanying notes to financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDER’S (DEFICIT)

FROM INCEPTION ON DECEMBER 15, 2005 THROUGH FEBRUARY 28, 2007

			Accumulated
			(deficit )	Accumulated
	Common stock		during the	other
	No. of		development	comprehensive
	shares	Amount	stage	income	Total
		US$	US$	US$	US$
Issuance of common stock
on January 9, 2006 (Note 4)	1,600,000	1,600	-	-	1,600

Net loss from December 15, 2005
(date of inception) to
February 28, 2006	-	-	(4,044)	-	(4,044)

Balance, February 28, 2006	1,600,000	1,600	(4,044)	-	(2,444)

Issuance of common stock
on September 10, 2006 (Note 4)	6,900,000	6,900	-	-	6,900

Net loss for the year ended
February 28, 2007	-	-	(18,533)	-	(18,533)
Foreign currency translation	-	-	-	76	76

Comprehensive (loss)					(18,457)

Balance, February 28, 2007	8,500,000	8,500	(22,577)	76	(14,001)

See accompanying notes to financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 28, 2007

FROM INCEPTION ON DECEMBER 15, 2005 THROUGH FEBRUARY 28, 2006

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH FEBRUARY 28, 2007

			From
			December 15,
		For the	2005 (Date of
	Cumulative	year ended	inception) to
	total since	February 28,	February 28,
	inception	2007	2006
	US$	US$	US$
Cash flows from operating activities:
Net loss	(22,577)	(18,533)	(4,044)
Change in liabilities:
Accrued audit fee	4,736	1,511	3,225

Net cash used in operating activities	(17,841)	(17,022)	(819)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,500	6,900	1,600
Advance from a stockholder	11,449	9,905	1,544

Net cash provided by financing activities	19,949	16,805	3,144

Effect of rate changes on cash	76	76	-

Net change in cash and cash equivalents	2,184	(141)	2,325

Cash and cash equivalents, beginning of period	-	2,325	-

Cash and cash equivalents, end of period	2,184	2,184	2,325

Cash paid for:
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2007

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Corporate information

Market Data Consultants, Inc. (the “Company”) was incorporated in the State of Delaware on December 15, 2005 for the purpose of exploring new business opportunities.

On February 1, 2006, the Company entered into a service agreement with Market Data Consultants Limited (“MDCL”), which is a computer software company and has acquired certain computer software license.  MDCL is not a related company although its name is similar to the name of the Company.  Pursuant to the agreement, the Company shall provide consultancy services to MDCL by looking for new business opportunities, locating potential clients to MDCL and providing market data consulting services.

The Company has not rendered any consultancy services to MDCL and is a development stage company during the period.

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of February 28, 2007, the Company had cash and cash equivalents of US$2,184, working (deficit) and stockholder’s (deficit) of US$14,001 and accumulated (deficit) of US$22,577 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At February 28, 2007, cash equivalents consist of bank balance of US$2,184 denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2007

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s equity as “Accumulated other comprehensive income - foreign currency translation adjustments”.  Gains and losses resulting from foreign currency translation are included in other comprehensive income.

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.78 for the year ended February 28, 2007 and US$1.00 = HK$7.75 from inception on December 15, 2005 to February 28, 2006.  There is a comprehensive income of US$76 due to the effect of rate changes during the reporting fiscal year 2007.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2007

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

2.

INCOME TAXES

			From
			August 10,
		For the year	2005 (date of
	Cumulative	ended	inception) to
	total since	February 28,	November 30,
	inception	2007	2006
	US$	US$	US$

Loss before income taxes	(22,577)	(18,533)	(4,044)

Expected benefit at statutory rate of 34%	(7,676)	(6,301)	(1,375)
Valuation allowance	7,676	6,301	1,375

	-	-	-

Recognized deferred income tax asset is as follows :-

	As of	As of
	February 28,	February 28,
	2007	2006
	US$	US$

Operating losses available for future periods	7,676	1,375
Valuation allowance	(7,676)	(1,375)

	-	-

At February 28, 2007, the Company has incurred operating losses of US $22,577, which, if unutilized, will expire through to 2026.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2007

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

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of February 28, 2007.

7.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$1,544 and US$9,905 to the Company financing its working capital for the period from inception on December 15, 2005 through February 28, 2006 and for the year ended February 28, 2007, respectively.  The advance is interest-free, unsecured and repayable on demand.

The Company maintained a mailing address at the office of the director for rent-free during the period from inception on December 15, 2005 to February 28, 2007.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company’s fiscal year ended February 28, 2007 and the period from inception on December 15, 2005 through February 28, 2006, the Company has had no disagreements with its principal independent accountant.

Items 8A. Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of February 28, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the year ended February 28, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

 The respective positions and ages of our directors and executive officers and the year in which each director was first elected are shown in the following table. Each director has been elected to hold office until the next annual meeting of stockholders and thereafter until his successor is elected and has qualified. Vacancies in the existing Board of Directors are filling by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Name	Age	Position	Director Since

Wilson Kin Cheung	33	President and Director	December 2005

We have not had standing audit, nominating or compensation committee of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole.

Biographical Information

Mr. Wilson Kin Cheung has been the President and Director of MARKET DATA CONSULTANTS, INC. since December 2005 to the present. His responsibilities include general management and financial management. Mr. Cheung also holds the positions of Secretary, Treasurer and Chief Financial Officer.  Mr. Cheung has more than ten years working experience in the investment banking and corporate finance areas in Hong Kong markets.  Mr. Cheung has been the Director and President of Super Luck, Inc., a Delaware corporation that resells a financial software product, since August 2005. In July 2005, he became a managing director of Easterly Financial Investment Limited, a Hong Kong corporation, which provides financial advisory services in the Asia Pacific region. Mr. Cheung was with First Asia Finance Group Limited from December 2001 to July 2005. Mr. Cheung worked as a junior executive officer in the corporate finance department with Oriental Patron Asia Limited, an investment bank specializing in corporate finance, from September 1999 to September 2000; as an Assistant Manager with Kingsway Capital Limited, an investment bank specializing in corporate finance from October 2000 to May 2001; and as a Manager with Core Pacific - Yamaichi International (H.K.) Limited in Hong Kong from June 2001 to November 2001, engaging in the provision of corporate finance, financial advisory, and securities placement and underwriting services . Mr. Cheung holds a Bachelor of Business degree from the Swinburne University of Technology in Melbourne, Australia. He obtained an EMBA from the Chinese University of Hong Kong in 2006.

Involvement in Certain Legal Proceedings

There have been no events during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person including:

1.        any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.        any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.        being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities;

4.        being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

Wilson Kin Cheung is the director of Market Data Consultants, Inc. He files reports under the Securities Exchange Act of 1934.

Audit Committee Financial Expert

The Company does not currently have an audit committee financial expert.

Section 16(a) Beneficial Ownership Compliance

The Company’s officers, directors, and 10% owners have each filed Initial Statements of Beneficial Ownership on Form 3.

Code of Ethics

The Company did not have a code of ethics, and the current management has not yet adopted a code of ethics. The Company intends to adopt a code of ethics in the near future.

Item 10. Executive Compensation

The following table sets forth executive compensation for fiscal years ended February 28, 2007 and, 2006. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Name And Principal Position	Fiscal year Ended Feb. 28	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($)	Total Compensation

Wilson Kin Cheung, President	2007 2006	$0 $0	-- --	-- --	0 --	0 --	$0 --

We have no written employment agreements with our officers and directors.  Compensation was determined after discussion about expected time commitments, remuneration paid by comparable organizations and the flexibility provided to the Company by not having extended terms and other terms typical of employment agreements.  We have no plans or packages providing for compensation of officers after resignation or retirement.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended February 28, 2007.

Name	Salary / Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation
Wilson Kin Cheung	--	--	--	--	--	--	--

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2007, the ownership of each executive officer and director of Market Data Consultants, of all executive officers and directors of the MDCI as a group, and of each person know by MDCI to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below a sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any options, warrant or other right to acquire additional securities of MDCI except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class

Common	Wilson Kin Cheung (1)	8,500,000	100%

Common	All Officers and Directors as a Group (1 in number)	8,500,000	100%

(1)Mr. Wilson Kin Cheung is a director and executive officer of Market Data Consultants, Inc.

Item 12. Certain Relationships and Related Transactions

No officer, director, promoter, or affiliate of MDCI has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by MDCI through security holdings, contracts, options, or otherwise.

We have adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash.  Any such issuance of stock would be made on an ad hoc basis.  Accordingly, we are unable to predict whether, or in what amount, such a stock issuance might be made. MDCI may pursue the acquisition of additional businesses that may provide new business opportunities. In the event that an acquisition candidate purchases the shares of MDCI, it is more likely than not that such a candidate would pay a price higher than the price originally paid by our current stockholders.  However, there is no guarantee that the stockholders will make a profit on such a transaction.  Any decision to sell the shares of MDCI could be made at the sole discretion of the current majority stockholder without the vote of the purchasers in this offering.

 It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to any of MDCI’s directors or executive officers or to any other affiliate of us except as described under "Executive Compensation" above.

MDCI does not maintain an office, but it does maintain a mailing address at the office of its President, Mr. Wilson Cheung, for which it pays no rent and for which it does not anticipate paying rent in the future. It is likely that MDCI will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

While MDC Limited does not have an affiliation with MDCI, the two companies share the same office, located at the office of Wilson Cheung.  MDC Limited pays no rent for this office.  MDC Limited is 100% owned by Anthony Ying Ming Choi, and Mr. Choi is the sole officer and director of MDC Limited.

Although management has no current plans to cause us to do so, it is possible that we may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by MDCI’s current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to our current stockholders, or requiring the future employment of specified officers and payment of salaries to them. A sale of securities by our current stockholders to an acquisition candidate might be at a price higher than that originally paid by current stockholders but may or may not be higher than the price paid by subscribers to this offering. Any payment to current stockholders in the context of an acquisition involving MDCI would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity. Any decision to sell the shares of MDCI could be made at the sole discretion of the current majority stockholder without the vote of the purchasers in this offering.

Item 13. Exhibits

(a) Exhibits

3.1

Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 18, 2006).

3.2

Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 18, 2006).

10.1

Contract with Market Data Consultants Limited signed on February 1, 2006 (herein incorporated by reference to the Registration Statement on Form SB-2/A filed by Market Data Consultants on December 22, 2006)

31.1

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed and billable by PKF Certified Public Accountants, MDCI’s independent auditors, for the audit of MDCI’s annual financial statements and reviews of quarterly financial statements for the year ended February 28, 2007 were $11,509.

Tax Fees

The aggregate fees billed and billable by PKF Certified Public Accountants, MDCI’s principal accountants for tax compliance, advice and planning, were $0 and $0 for the years ended February 28, 2007 and 2006, respectively.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKET DATA CONSULTANTS, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: May 29, 2007

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: May 29, 2007

28