Form 10QSB
period 2007-05-31
MARKET DATA CONSULTANTS, INC.
filed 2007-07-18
CIK 1363423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

MAY 31, 2007

Commission File Number 000-51817

MARKET DATA CONSULTANTS, INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	98-0485299 I.R.S. Employer Identification No.

Rm 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong
(Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of May 31, 2007, there were 8,500,000 shares of voting common stock, $.001 par value, of Market Data Consultants, Inc. issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes /x/  No / /

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

15

ITEM 5. OTHER INFORMATION

15

ITEM 6. EXHIBITS

15

SIGNATURES

17

PART I

Item 1. Financial Statements

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2007

INDEX

Page

Condensed balance sheets

4

Condensed statements of operations and comprehensive income

5

Condensed statements of cash flows

6

Notes to the condensed financial statements

7 - 11

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF MAY 31, 2007 AND FEBRUARY 28, 2007

		As of
	As of	February 28,
	May 31, 2007	2007
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	3,107	2,184

Total assets	3,107	2,184

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

Current liabilities
Accrued audit fee	5,045	4,736
Amount due to a stockholder (Note 9)	15,226	11,449

Total liabilities	20,271	16,185

Stockholder’s (deficit)
Common stock - US$0.001 par value (Note 6):
authorized 80,000,000 shares; 8,500,000
shares issued and outstanding	8,500	8,500
Accumulated (deficit) during the development stage	(25,732)	(22,577)
Accumulated other comprehensive income	68	76

Total stockholder’s (deficit)	(17,164)	(14,001)

Total liabilities and stockholder’s (deficit)	3,107	2,184

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MAY 31, 2007

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH MAY 31, 2007

	For the three months ended May 31, 2007	For the three months ended May 31, 2006	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	-	-	563
General and administrative expenses	3,167	553	25,238

Loss from operations	(3,167)	(553)	(25,801)
Interest income	12	14	69

Loss before income taxes	(3,155)	(539)	(25,732)
Income taxes (Note 4)	-	-	-

Net loss	(3,155)	(539)	(25,732)

Other comprehensive income
Foreign currency translation adjustments	(8)	-	68

Total comprehensive income	(3,163)	(539)	(25,664)

Net loss per share:
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.00)

Weighted average number of shares:
Basic and diluted	8,500,000	1,600,000	4,942,589

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2007

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH MAY 31, 2007

	For the three months ended May 31, 2007	For the three months ended May 31, 2006	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities:
Net loss	(3,155)	(539)	(25,732)
Change in liabilities:
Accrued audit fee	309	(3,225)	5,045

Net cash used in operating activities	(2,846)	(3,764)	(20,687)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	8,500
Advance from a stockholder	3,777	3,722	15,226

Net cash provided by financing activities	3,777	3,722	23,726

Effect of rate changes on cash	(8)	-	68

Net change in cash and cash equivalents	923	(42)	3,107

Cash and cash equivalents, beginning of period	2,184	2,325	-

Cash and cash equivalents, end of period	3,107	2,283	3,107

Cash paid for:
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2007 (UNAUDITED)

1.

DESCRIPTION OF BUSINESS

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

2.

BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2007 which was filed May 29, 2007.

In the opinion of the management of the Company, the condensed financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of said period.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2007 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of May 31, 2007, the Company had cash and cash equivalents of US$3,107, working (deficit) and stockholder’s (deficit) of US$17,164 and accumulated (deficit) of US$25,732 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At May 31, 2007, cash equivalents consist of bank balance of US$3,107 denominated in Hong Kong dollars (“HKD”).

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

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2007 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.82 for the three months ended May 31, 2007 and US$1.00 = HK$7.81 as at May 31, 2007.

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

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2007 (UNAUDITED)

4.

INCOME TAXES

	For the three months ended May 31, 2007	For the three months ended May 31, 2006	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Loss before income taxes	(3,155)	(539)	(25,732)

Expected benefit at statutory rate of 34%	(1,073)	(183)	(8,749)
Valuation allowance	1,073	183	8,749

	-	-	-

Recognized deferred income tax asset is as follows:

		As of
	As of	February 28,
	May 31, 2007	2007
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	8,749	7,676
Valuation allowance	(8,749)	(7,676)

	-	-

At May 31, 2007, the Company has incurred operating losses of US $25,732, which if unutilized, will expire through to 2026.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

5.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2007 (UNAUDITED)

6.

COMMON STOCK

The Company was incorporated on December 15, 2005 with authorized capital of 80,000,000 shares of common stock of US$0.001 par value.  On January 9, 2006 and September 10, 2006, 1,600,000 and 6,900,000 shares of common stock of US$0.001 par value totaling US$1,600 and US$6,900 were issued for cash respectively.

7.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of May 31, 2007.

9.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$11,449 and US$3,777 to the Company financing its working capital for the period from inception on December 15, 2005 through February 28, 2007 and for the three months ended May 31, 2007, respectively.  The advance is interest-free, unsecured and repayable on demand.

The Company maintained a mailing address at the office of the director for rent-free during the period from inception on December 15, 2005 to May 31, 2007.

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

Liquidity and Capital Resources

As of May 31, 2007, the Company remains in the development stage. For the period ended May 31, 2007, the Company's balance sheet reflects current and total assets of $3,107 in the form of cash and cash equivalent, total liabilities of $20,271 and stockholder’s (deficit) of $17,164 and accumulated (deficit) during the development stage of $25,732.

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

Plan of Operations in the next 12 months

The Company recorded a net loss of $3,155 for the three-month periods ended May 31, 2007, compared to a net loss of $4,044 from inception on December 15, 2005 through February 28, 2006.

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

Description of Property

Office Facilities

We have no real property and currently operate from limited office space provided by Easterly Financial Investment Limited (“Easterly”), for which we pay no rent. Easterly is located at Room 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong. We have no plans to obtain additional office space for the next twelve months until our business is more developed.

Description of Securities

The Company's authorized capital is 80,000,000 shares of common stock with US$0.001 par value. As of May 31, 2007, there were 8,500,000 common voting shares issued and outstanding.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of May 31, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended May 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MARKET DATA CONSULTANTS, INC.

By:  /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: July 18, 2007

By:  /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: July 18, 2007