Form 10QSB
period 2007-08-31
MARKET DATA CONSULTANTS, INC.
filed 2007-10-15
CIK 1363423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

AUGUST 31, 2007

Commission File Number 000-51817

MARKET DATA CONSULTANTS, INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	98-0485299 I.R.S. Employer Identification No.

Rm 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong
(Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of October 12, 2007, there were 8,500,000 shares of voting common stock, $.001 par value, of Market Data Consultants, Inc. issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☒         No   ☐

Transitional Small Business Disclosure Format (check one): Yes / / No /x /

Table of Contents

PART I – FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

13

ITEM 3. CONTROLS AND PROCEDURES

18

PART II – OTHER INFORMATION

19

ITEM 1. LEGAL PROCEEDINGS

19

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

ITEM 5. OTHER INFORMATION

19

ITEM 6. EXHIBITS

19

SIGNATURES

20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 (UNAUDITED)

INDEX

Page

Condensed balance sheets

4

Condensed statements of operations and comprehensive loss

5

Condensed statements of cash flows

6

Notes to condensed financial statements

7 - 11

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF AUGUST 31, 2007 AND FEBRUARY 28, 2007

	As of	As of
	August 31,	February 28,
	2007	2007
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	2,118	2,184

Total assets	2,118	2,184

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

Current liabilities
Accrued audit fee	1,538	4,736
Amount due to a stockholder (Note 9)	20,730	11,449

Total liabilities	22,268	16,185

Stockholder’s (deficit)
Common stock - US$0.001 par value (Note 6):
authorized 80,000,000 shares; 8,500,000
shares issued and outstanding	8,500	8,500
Accumulated (deficit) during the development stage	(28,691)	(22,577)
Accumulated other comprehensive income	41	76

Total stockholder’s (deficit)	(20,150)	(14,001)

Total liabilities and stockholder’s (deficit)	2,118	2,184

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH AUGUST 31, 2007

	Three months ended August 31 (Unaudited)		Six months ended August 31 (Unaudited)		Cumulative total since inception
	2007	2006	2007	2006	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	-	-

Expenses
Formation expenses	-	-	-	-	563
General and administrative expenses	2,971	2,886	6,138	4,728	28,209

Loss from operations	(2,971)	(2,886)	(6,138)	(4,728)	(28,772)
Interest income	12	15	24	29	81

Loss before income taxes	(2,959)	(2,871)	(6,114)	(4,699)	(28,691)
Income taxes (Note 4)	-	-	-	-	-

Net loss	(2,959)	(2,871)	(6,114)	(4,699)	(28,691)

Other comprehensive (loss)
Foreign currency translation
adjustment	(27)	6	(35)	9	41

Total comprehensive (loss)	(2,986)	(2,865)	(6,149)	(4,690)	(28,650)

Net loss per share:
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares:
Basic and diluted	8,500,000	1,600,000	8,500,000	1,600,000	5,466,240

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2007 AND 2006

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH AUGUST 31, 2007

	For the six months ended August 31, 2007	For the six months ended August 31, 2006	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities:
Net loss	(6,114)	(4,699)	(28,691)
Change in liabilities:
Accrued audit fee	(3,198)	(1,359)	1,538

Net cash used in operating activities	(9,312)	(6,058)	(27,153)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	8,500
Advance from a stockholder	9,281	5,988	20,730

Net cash provided by financing activities	9,281	5,988	29,230

Effect of rate changes on cash	(35)	9	41

Net change in cash and cash equivalents	(66)	(61)	2,118

Cash and cash equivalents, beginning of period	2,184	2,325	-

Cash and cash equivalents, end of period	2,118	2,264	2,118

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 (UNAUDITED)

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

2.

BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2007 which was filed May 29, 2007.

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

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of August 31, 2007, the Company had cash and cash equivalents of US$2,118, working (deficit) and stockholder’s (deficit) of US$(20,150) and accumulated (deficit) of US$(28,691) respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the sole stockholder and seeking for profitable business opportunities.  However, the Company has no assurance with respect to these plans.  The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At August 31, 2007, cash equivalents consist of bank balance of US$2,118 denominated in Hong Kong dollars (“HKD”).

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

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 (UNAUDITED)

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s equity as “Accumulated other comprehensive loss  - foreign currency translation adjustments”.  Gains and losses resulting from foreign currency translation are included in other comprehensive income.

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.82 for the six months ended August 31, 2007 and US$1.00 = HK$7.80 as at August 31, 2007.

Use of estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these condensed financial statements and the accompanying notes during the reporting period.  Actual results could differ from those estimates.

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

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”. This interpretation requires that the entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  The Company is in the process of evaluating this standard and therefore have not yet determined the impact that SFAS 159 will have on our financial statements upon adoption.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 (UNAUDITED)

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows: -

	Three months ended August 31 (Unaudited)		Six months ended August 31 (Unaudited)		Cumulative total since inception
	2007	2006	2007	2006	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(2,959)	(2,871)	(6,114)	(4,699)	(28,691)

Expected benefit at statutory
rate of 34%	(1,006)	(976)	(2,079)	(1,598)	(9,755)
Valuation allowance	1,006	976	2,079	1,598	9,755

	-	-	-	-	-

Recognized deferred income tax asset is as follows: -

	As of	As of
	August 31,	February 28,
	2007	2007
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	9,755	7,676
Valuation allowance	(9,755)	(7,676)

	-	-

At August 31, 2007, the Company has incurred operating losses of US$28,691 which, if unutilized, will expire during 2026 and 2027.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

5.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 (UNAUDITED)

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

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of August 31, 2007.

9.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$11,449 and US$9,281 to the Company financing its working capital for the period from inception on December 15, 2005 through February 28, 2007 and for the three and six months ended August 31, 2007, respectively.  The advance is interest-free, unsecured and repayable on demand.

The Company maintained a mailing address at the office of the director for rent-free during the period from inception on December 15, 2005 to August 31, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements in this report include forward-looking statements that include risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements. This Form 10-QSB also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the operation and growth of our business and spending. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in this Form 10-QSB, as we are a development stage company with no operations to date. Our ability to generate revenue is subject to substantial risks.

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

Liquidity and Capital Resources

As of August 31, 2007, the Company remains in the development stage. For the period ended August 31, 2007, the Company's balance sheet reflects current and total assets of $2,118 in the form of cash and cash equivalents, total liabilities of $22,268 and stockholder’s (deficit) of $20,150 and accumulated (deficit) during the development stage of $28,691.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. The Company has no agreement in place with its stockholder or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the sole stockholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”. This interpretation requires that the entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  The Company is in the process of evaluating this standard and therefore have not yet determined the impact that SFAS 159 will have on our financial statements upon adoption.

Plan of Operations in the next 12 months

The Company recorded a net loss of $2,959 and $6,114 for the three and six month periods ended August 31, 2007, compared to a net loss of $28,691 from inception, December 15, 2005, through August 31, 2007.

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

Description of Securities

The Company's authorized capital is 80,000,000 shares of common stock with US$0.001 par value. As of August 31, 2007, there were 8,500,000 common voting shares issued and outstanding.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of August 31, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended August 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

3.1

Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB12G filed with the Securities and Exchange Commission on May 18, 2006).

3.2

Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB12G filed with the Securities and Exchange Commission on May 18, 2006).

10.1

Contract with Market Data Consultants Limited signed on February 1, 2006 (herein incorporated by reference from Registration Statement on Form 10-SB12G filed with the Securities and Exchange Commission on May 18, 2006).

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

MARKET DATA CONSULTANTS, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: October 15, 2007

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: October 15, 2007