Form 10QSB
period 2007-11-30
MARKET DATA CONSULTANTS, INC.
filed 2008-01-16
CIK 1363423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

NOVEMBER 30, 2007

Commission File Number 000-51817

MARKET DATA CONSULTANTS, INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	98-0485299 I.R.S. Employer Identification No.

Rm 2213-14, 22nd Floor,

Jardine House, 1 Connaught Place,

Central, Hong Kong

 (Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of January 7, 2008, there were 8,500,000 shares of voting common stock, $0.001 par value, of Market Data Consultants, Inc. issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☒         No   ☐

Transitional Small Business Disclosure Format (check one): Yes / / No /x /

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007

INDEX

Page

Condensed balance sheets

3

Condensed statements of operations and comprehensive income

4

Condensed statements of cash flows

5

Notes to the condensed financial statements

6 - 10

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF NOVEMBER 30, 2007 AND FEBRUARY 28, 2007

	As of	As of
	November 30,	February 28,
	2007	2007
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	2,101	2,184

Total assets	2,101	2,184

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

Current liabilities
Accrued audit fee	1,541	4,736
Amount due to a stockholder (Note 9)	23,933	11,449

Total liabilities	25,474	16,185

Stockholder’s (deficit)
Common stock - US$0.001 par value (Note 6) :
authorized 80,000,000 shares; 8,500,000
shares issued and outstanding	8,500	8,500
Accumulated (deficit) during the development stage	(31,886)	(22,577)
Accumulated other comprehensive income	13	76

Total stockholder’s (deficit)	(23,373)	(14,001)

Total liabilities and stockholder’s (deficit)	2,101	2,184

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH NOVEMBER 30, 2007

	Three months ended November 30,		Nine months ended November 30,		Cumulative total since inception
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	-	-

Expenses
Formation expenses	-	-	-	-	563
General and administrative expenses	3,205	6,273	9,343	11,001	31,414

Loss from operations	(3,205)	(6,273)	(9,343)	(11,001)	(31,977)
Interest income	10	13	34	42	91

Loss before income taxes	(3,195)	(6,260)	(9,309)	(10,959)	(31,886)
Income taxes (Note 4)	-	-	-	-	-

Net loss	(3,195)	(6,260)	(9,309)	(10,959)	(31,886)

Other comprehensive income (Loss)
Foreign currency translation
adjustment	(28)	6	(63)	15	13

Total comprehensive loss	(3,223)	(6,254)	(9,372)	(10,944)	(31,873)

Net loss per share :
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of shares :
Basic and diluted	8,500,000	7,818,582	8,500,000	3,657,455	5,851,815

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH NOVEMBER 30, 2007

	Three months ended November 30,		Nine months ended November 30,		Cumulative total since inception (Unaudited)
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Cash flows from operating activities:
Net Loss	(3,195)	(6,260)	(9,309)	(10,959)	(31,886)
Change in liabilities:
Accrued audit fee	3	1,995	(3,195)	636	1,541

Net cash used in operating activities	(3,192)	(4,265)	(12,504)	(10,323	(30,345)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	6,900	-	6,900	8,500
Advance from a stockholder	3,203	-	12,484	5,988	23,933

Net cash provided by financing activities	3,203	6,900	12,484	12,888	32,433

Effect of rate changes on cash	(28)	6	(63)	15	13

Net change in cash and cash equivalents	(17)	2,641	(83)	2,580	2,101

Cash and cash equivalents, beginning of period	2,118	2,264	2,184	2,325	-

Cash and cash equivalents, end of period	2,101	4,905	2,101	4,905	2,101

Cash paid for:
Income taxes paid	-	-	-	-	-
Interest paid	-	-	-	-	-

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 (UNAUDITED)

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

2.

BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2007 which was filed on May 29, 2007.

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

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of November 30, 2007, the Company had cash and cash equivalents of US$2,101, working (deficit) and stockholder’s (deficit) of US$(23,373) and accumulated (deficit) of US$(31,886) respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At November 30, 2007, cash equivalents consist of bank balance of US$2,101 denominated in Hong Kong dollars (“HKD”).

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

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 (UNAUDITED)

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

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.77 for the three and nine months ended November 30, 2007 and US$1.00 = HK$7.79 as at November 30, 2007.

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

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 (UNAUDITED)

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:

	Three months ended November 30,		Nine months ended November 30,		Cumulative total since inception
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(3,195)	(6,260)	(9,309)	(10,959)	(31,886)

Expected benefit at statutory
rate of 34%	(1,086)	(2,128)	(3,165)	(3,726)	(10,841)
Valuation allowance	1,086	2,128	3,165	3,726	10,841

	-	-	-	-	-

Recognized deferred income tax asset is as follows :-

	As of	As of
	November 30,	February 28,
	2007	2007
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	10,841	7,676
Valuation allowance	(10,841)	(7,676)

	-	-

At November 30, 2007, the Company has incurred operating losses of US$31,886 which, if unutilized, will expire through to 2027.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

5.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 (UNAUDITED)

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

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of November 30, 2007.

9.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$11,449 and US$12,484 to the Company financing its working capital for the period from inception on December 15, 2005 through February 28, 2007 and for the nine months ended November 30, 2007, respectively.  The advance is interest-free, unsecured and repayable on demand.

The Company maintained a mailing address at the office of the director for rent-free during the period from inception on December 15, 2005 to November 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYIS OR PLAN OF OPERATION

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

Overview

Market Data Consultants, Inc., (“we”, “us”, “our”, “MDCI”) was incorporated under the laws of the State of Delaware on December 15, 2005. We are a development stage company formed to explore business opportunities and provide consulting services to other businesses.  To date, the Company’s only activities have consisted of developing its business plan, raising initial capital, and signing an agreement with a business partner. The Company's authorized capital is 80,000,000 shares of common stock with US$0.001 par value. As of November 30, 2007, there were 8,500,000 common voting shares issued and outstanding.

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

The Company has minimal cash and has not yet earned revenue from any business operations.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has not generated revenues, the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President, or in the form of equity investment by outside investors, or some combination of each.

Plan of Operations in the next 12 months

The Company recorded a net loss of $3,195 and $9,309 for the three and nine month periods ended November 30, 2007, and a net loss of $31,886 from inception, December 15, 2005, through November 30, 2007.

As the Company has minimal cash and has not yet earned revenue from any business operations, it is planning to raise additional capital through the sale of 200,000 shares common stock in the next 12 months, as disclosed on Form SB-2 filed with the Securities and Exchange Commission on October 4, 2006, and subsequent amendments thereto. Through the sale of 200,000 shares of common stock at a price of $0.50 per share, and after deducting expenses of the offering, it is expected that the Company will raise net proceeds of approximately $70,000 for operating expenses and business expansion.

The Company plans to allocate 30% of any proceeds received to cover the expenses incurred in the offering.  If the offering is 30% or less subscribed, all proceeds will be used to pay the expenses of the offering.  After payment of expenses of the offering, we plan to use the net proceeds, if any, from the offering to develop our business and acquire equipment to improve our efficiency.  If the offering is fully subscribed, we plan to allocate approximately 55% of the proceeds received to working capital. If only 75% or 50% of the offering is subscribed, we expect to allocate between 25% and 45% of the proceeds received to working capital, respectively. The remaining 5% and 10% of any proceeds received will be used for future administrative expenses and business development.

Funds allocated to working capital are intended to be used for hiring two employees in the coming year. One employee will be a professional salesperson, and the other will be responsible for drafting the marketing reports and promotional plans for MDC Limited. If we do not obtain enough funds from this offering, we may hire only one marketing professional to assist MDCI’s Director and President, Mr. Wilson Cheung.

Funds allocated to business development are intended to be used to prepare marketing materials for us to locate new business partners. We hope to build up our corporate reputation and align ourselves with more business partners to provide our consultancy services to them. The funds allocated to administrative expenses are intended to be used for indirect expenses to maintain the daily operation of the business, such as travel expenses, stationary and postage expenses, and utility expenses.

Management plans to temporarily advance capital to maintain normal operations. Management has agreed to provide temporary financing to the Company, but is not contractually obligated to do so. If we fail to raise additional funding, we may have to delay, scale back or discontinue some or all of our operations.

Liquidity and Capital Resources

As of November 30, 2007, the Company remains in the development stage. For the period ended November 30, 2007, the Company's balance sheet reflects current and total assets of $2,101 in the form of cash and cash equivalents, total liabilities of $25,474 and stockholder’s (deficit) of $23,373 and accumulated (deficit) during the development stage of $31,886.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

Off Balance Sheet Arrangements

As of November 30, 2007 the Company did not have any Off-Balance Sheet Arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of November 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended November 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings and to the knowledge of management, no proceedings are presently contemplated against our Company by any federal, state or local governmental agency.  Further, to the knowledge of management, no director or executive officer is a party to any action in which any has an interest adverse to our Company. Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For the period ended November 30, 2007, no matters were submitted to the Security Holders for a vote.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following exhibits are filed herewith:

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

MARKET DATA CONSULTANTS, INC.

By:  /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: January 15, 2008

By:  /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: January 15, 2008