Form 10KSB
period 2008-02-29
MARKET DATA CONSULTANTS, INC.
filed 2008-05-29
CIK 1363423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2008

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

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/ No //

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes // No /x/

The Registrant’s revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

As of May 23, 2008, there were 8,500,000 shares of the issuer's Common Stock issued and outstanding.

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

8

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

8

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

9

ITEM 7. FINANCIAL STATEMENTS

13

ITEMS 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

24

ITEMS 8A. CONTROLS AND PROCEDURES

24

ITEM 8B. OTHER INFORMATION

25

PART III

25

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

25

ITEM 10. EXECUTIVE COMPENSATION

27

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

27

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

27

ITEM 13. EXHIBITS

29

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

29

SIGNATURES

31

PART I

Item 1. Description of Business

THE BUSINESS

Market Data Consultants, Inc., (“we”, “us”, “our”, “MDCI”) was incorporated under the laws of the State of Delaware on December 15, 2005. We are a development stage company formed to explore business opportunities and provide consulting services to other businesses.  Our executive office is located at Room 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong.

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

a)

To look for new potential customers or MDC Limted in the territory.

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

Current Operation

Market Data Consultants, Inc is a development stage company and Mr. Wilson Cheung, the President and Director of MDCI, has been locating Potential Clients for MDC Limited. We and MDC Limited are organizing marketing events like in-house information sessions, to introduce the Product to Potential Clients. The session is planned to be held at the conference room of the President’s office, in which we pay no rent, in the third quarter of 2008. We also plan to organize a seminar in 2008 to arouse the awareness of the Product. Mr. Cheung will follow up on Potential Clients who showed their initial interests on the Product.

CUSTOMER AND MARKETING

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

After obtaining MDC Limited’s approval on the marketing plans, we will organize the marketing events with the assistance of MDC Limited. MDCI will provide event organizing experts and public relations agents to be in charge of these marketing events, and MDC Limited will provide technical experts to answer queries raised by the potential clients. In 2008, MDCI and MDC Limited plan to jointly organize three seminars that target 50 managers and executives of banks and financial institutions in each seminar. Two of these seminars will be held in Hong Kong, and one will be held in Shenzhen, China. We will invite market data experts in the industry to give speeches on the current trend of market data management in the world.

Other than jointly organized seminars, MDCI and MDC Limited will also join the Financial World Expo in 2008 to be held in the Hong Kong Convention and Exhibition Centre, where potential customers can learn about our Product and services. The management of MDC Limited will have the final decision on whether to hold the events and seminars based on their budgets.

MDCI will bear the costs in hiring and retaining sales and marketing staff and public relations professionals but will not be bear the costs associated with the organization of such marketing events. The costs of organizing these events will be reimbursed by MDC Limited according to actual expenses.

COMPETITION

The Company expects to encounter substantial competition in its efforts to introduce new customers to MDC Limited. Because the Company is still in the development stage, it has fewer resources and a shorter operating history than other business-consulting firms.

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

We plan to hire one or two employees in the coming year. One of them will be responsible for preparing the marketing and promotional plans, research reports and memorandum of information and to handle other administrative work. The other one will be a professional salesperson who has strong sense in the financial software market. Both employees will be located in the Hong Kong office.

REPORTS TO SECURITY HOLDERS

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  Although we may not be obligated to deliver an annual report to our shareholders, we intend to voluntarily send such a report, including audited financial statements, to our shareholders each year. The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended February 29, 2008.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is no public trading market for shares of our common stock. Our common stock is not yet quoted on the OTC Bulletin Board or on any other public trading market and we have not applied for listing or quotation on any public trading market. We intend to apply to have our common stock listed for trading on the OTC Bulletin Board, but there is no assurance that our shares will be listed on the OTC Bulletin Board, or that any public market will be established or will develop for our shares.

Holders

The Company's authorized capital is 80,000,000 shares of common stock with $0.001 par value. As of May 23, 2008, we had a total of 8,500,000 shares outstanding held by one stockholder of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the period ended February 29, 2008 or in any prior period.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Liquidity and Capital Resources

As of February 29, 2008, the Company remains in the development stage. For the year ended February 29, 2008, the Company’s balance sheet reflects current and total assets of $2,076 in the form of cash and cash equivalents, working capital (deficit) and stockholder’s (deficit) of $32,490 and an accumulated (deficit) during the developmental stage of $40,973.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. Therefore, it filed a registration statement with the Securities and Exchange Commission for the sale of common shares. The registration statement was declared effective on April 10, 2008.  Although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, the Company has been relying on loans from the major stockholder, Mr. Wilson, to pay costs associated with filing the registration statement and other daily operating expenses prior to the proceeds received from fund raising exercise. Mr. Cheung has no contractual obligation to provide these funds. This arrangement will not change until the Company is able to consummate a business transaction.

Plan of Operations in the next 12 months

The Company recorded a net loss of $18,396 for the year ended February 29, 2008, compared to a net loss of $18,533 for the year ended February 28, 2007.

As the Company has minimal cash and has not yet earned revenue from any business operations, it is planning to raise capital through the sale of 200,000 shares common stock in the next 6 months as its registration statement has been declared effective on April 10, 2008. Through the sale of 200,000 shares of common stock at a price of $0.50 per share, it is expected that the Company will raise an aggregate of $100,000 for operating expenses and business expansion.

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

The Company does not maintain an office and its employees will continuously be stationed at the office of the President, for which the Company pays no rent. It is expected that the Company will not purchase any property in the coming 12 months.

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

Recently issued accounting pronouncements

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”. This interpretation requires that the entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company had no adjustment as a result of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  The Company is currently evaluating the impact of adoption SFA 159 on its financial statements.

In March 2008, the FASB issued SFAS No. 161 "Disclosure about Derivative Instruments and Hedging Activities". SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adoption SFAS 161 on its financial statements.

Item 7. Financial Statements

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 29, 2008

INDEX

Page

Report of independent registered public accounting firm

14

Balance sheets

15

Statements of loss

16

Statements of stockholder’s (deficit)

17

Statements of cash flows

18

Notes to the financial statements

19 - 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the sole director and stockholder of Market Data Consultants, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Market Data Consultants, Inc. (the “Company”) as of February 29, 2008 and February 28, 2007, and the related statements of loss, stockholder’s (deficit) and cash flows for the years ended February 29, 2008, February 28, 2007 and for the period from December 15, 2005 (date of inception) to February 29, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Market Data Consultants, Inc. as of February 29, 2008 and February 28, 2007, the results of its operations and its cash flows for the years ended February 29, 2008, February 28, 2007 and for the period from December 15, 2005 (date of inception) to February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the financial statements, the Company is a development stage company and has an accumulated (deficit) as of February 29, 2008, these factors raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PKF

Certified Public Accountants

Hong Kong, China

May 23, 2008

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	As of	As of
	February 29,	February 28,
	2008	2007
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	2,076	2,184

Total assets	2,076	2,184

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

Current liabilities
Accrued audit fee	6,461	4,736
Amount due to a stockholder (Note 7)	28,105	11,449

Total liabilities	34,566	16,185

Stockholder’s (deficit)
Common stock - US$0.001 par value (Note 4) :
authorized 80,000,000 shares; 8,500,000
issued and outstanding	8,500	8,500
Accumulated (deficit) during the development stage	(40,973)	(22,577)
Accumulated other comprehensive (loss) income	(17)	76

Total stockholder’s (deficit)	(32,490)	(14,001)

Total liabilities and stockholder’s (deficit)	2,076	2,184

See accompanying notes to the financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF LOSS

FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH FEBRUARY 29, 2008

		For the	For the
	Cumulative	year ended	year ended
	total since	February 29,	February 28,
	inception	2008	2007
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	563	-	-
General and administrative expenses	40,506	18,435	18,587

Loss from operations	(41,069)	(18,435)	(18,587)
Interest income	96	39	54

Loss before income taxes	(40,973)	(18,396)	(18,533)
Income taxes (Note 2)	-	-	-

Net loss	(40,973)	(18,396)	(18,533)

Net loss per share :
Basic and diluted (Note 3)	(0.0067)	(0.0022)	(0.0038)

Weighted average number of shares :
Basic and diluted	6,150,433	8,500,000	4,851,507

See accompanying notes to the financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDER’S (DEFICIT)

FROM INCEPTION ON DECEMBER 15, 2005 THROUGH FEBRUARY 29, 2008

			Accumulated
			(deficit )	Accumulated
	Common stock		during the	other
	No. of		development	comprehensive
	shares	Amount	stage	(loss) income	Total
		US$	US$	US$	US$
Issuance of common stock
on January 9, 2006 (Note 4)	1,600,000	1,600	-	-	1,600

Net loss from December 15, 2005
(date of inception) to
February 28, 2006	-	-	(4,044)	-	(4,044)

Balance, February 28, 2006	1,600,000	1,600	(4,044)	-	(2,444)

Issuance of common stock
on September 10, 2006 (Note 4)	6,900,000	6,900	-	-	6,900

Net loss for the year ended
February 28, 2007	-	-	(18,533)	-	(18,533)
Foreign currency translation	-	-	-	76	76

Comprehensive (loss)					(18,457)

Balance, February 28, 2007	8,500,000	8,500	(22,577)	76	(14,001)

Net loss for the year ended
February 29, 2008	-	-	(18,396)	-	(18,396)
Foreign currency translation				(93)	(93)

Comprehensive (loss)	-	-	-	-	(18,489)

Balance, February 29, 2008	8,500,000	8,500	(40,973)	(17)	(32,490)

See accompanying notes to the financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH FEBRUARY 29, 2008

		For the	For the
	Cumulative	Year ended	year ended
	total since	February 29,	February 28,
	inception	2008	2007
	US$	US$	US$
Cash flows from operating activities :
Net loss	(40,973)	(18,396)	(18,533)
Change in liabilities :
Accrued audit fee	6,461	1,725	1,511

Net cash used in operating activities	(34,512)	(16,671)	(17,022)

Cash flows from financing activities :
Proceeds from issuance of common stock	8,500	-	6,900
Advance from a stockholder	28,105	16,656	9,905

Net cash provided by financing activities	36,605	16,656	16,805

Effect of rate changes on cash	(17)	(93)	76

Net change in cash and cash equivalents	2,076	(108)	(141)

Cash and cash equivalents, beginning of period	-	2,184	2,325

Cash and cash equivalents, end of period	2,076	2,076	2,184

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to the financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 29, 2008

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

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of February 29, 2008, the Company had cash and cash equivalents of US$2,076, working (deficit) and stockholder’s (deficit) of US$32,490 and accumulated (deficit) of US$40,973 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At February 29, 2008, cash equivalents consist of bank balance of US$2,076 denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 29, 2008

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s deficit as “Accumulated other comprehensive (loss) income - foreign currency translation adjustments”.  Gains and losses resulting from foreign currency translation are included in other comprehensive income.

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.80 for the year ended February 29, 2008 and US$1.00 = HK$7.78 for the year ended February 28, 2007.  There is a comprehensive loss of US$93 due to the effect of rate changes during the reporting fiscal year 2008.

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

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 29, 2008

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

Recently issued accounting pronouncements

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”. This interpretation requires that the entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company had no adjustment as a result of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  The Company is currently evaluating the impact of adoption SFA 159 on its financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 29, 2008

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements (Cont’d)

In March 2008, the FASB issued SFAS No. 161 "Disclosure about Derivative Instruments and Hedging Activities". SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adoption SFAS 161 on its financial statements.

2.

INCOME TAXES

		For the year	For the year
	Cumulative	ended	ended
	total since	February 29,	February 28,
	Inception	2008	2007
	US$	US$	US$

Loss before income taxes	(40,973)	(18,396)	(18,533)

Expected benefit at statutory rate of 34%	(13,931)	(6,255)	(6,301)
Valuation allowance	13,931	6,255	6,301

	-	-	-

Recognized deferred income tax asset is as follows:-

	As of	As of
	February 29,	February 28,
	2008	2007
	US$	US$

Operating losses available for future periods	13,931	7,676
Valuation allowance	(13,931)	(7,676)

	-	-

At February 29, 2008, the Company has incurred operating losses of US$40,973 which, if unutilized, will expire through to 2028.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 29, 2008

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

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of February 29, 2008.

7.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$16,656 and US$9,905 to the Company financing its working capital for the years ended February 29, 2008 and February 28, 2007 respectively.  The advance is interest-free, unsecured and repayable on demand.

The Company maintained a mailing address and its employees were stationed at the office of the director for rent-free during the period from inception on December 15, 2005 to February 29, 2008.

8.

SUBSEQUENT EVENT

The Company appointed an employee of a related company, which is controlled by the Company’s director, as the Secretary of the Company for free effective from April 9, 2008.

Items 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company’s fiscal year ended February 29, 2008 and February 28, 2007, the Company has had no disagreements with its principal independent accountant.

Items 8A. Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2008, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involved internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual review. All of the financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to mitigate this material weakness to the fullest extent possible, at any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the year ended February 29, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Position	Director Since

Wilson Kin Cheung	34	President and Director	December 2005

We have not had standing audit, nominating or compensation committee of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole.

Biographical Information

Mr. Wilson Kin Cheung has been the President and Director of MDCI since December 2005 to the present. His responsibilities include general management and financial management. Mr. Cheung also holds the positions of Secretary, Treasurer and Chief Financial Officer.  Mr. Cheung has more than ten years working experience in the investment banking and corporate finance areas in Hong Kong markets.  Mr. Cheung has been the Director and President of Super Luck, Inc., a Delaware corporation that resells a financial software product, since August 2005. In July 2005, he became a managing director of Easterly Financial Investment Limited, a Hong Kong corporation, which provides financial advisory services in the Asia Pacific region. Mr. Cheung was with First Asia Finance Group Limited from December 2001 to July 2005. Mr. Cheung worked as a junior executive officer in the corporate finance department with Oriental Patron Asia Limited, an investment bank specializing in corporate finance, from September 1999 to September 2000; as an Assistant Manager with Kingsway Capital Limited, an investment bank specializing in corporate finance from October 2000 to May 2001; and as a Manager with Core Pacific - Yamaichi International (H.K.) Limited in Hong Kong from June 2001 to November 2001, engaging in the provision of corporate finance, financial advisory, and securities placement and underwriting services . Mr. Cheung holds a Bachelor of Business degree from the Swinburne University of Technology in Melbourne, Australia. He obtained an EMBA from the Chinese University of Hong Kong in 2006.

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

Directorships

In addition to serving as a director of the Company, Wilson Kin Cheung is a director of Super Luck, Inc. and China Multimedia, Inc.

Audit Committee Financial Expert

The Company does not currently have an audit committee financial expert.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended February 29, 2008, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

Item 10. Executive Compensation

No officer or director received any remuneration from the Company during the fiscal year.  Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.  The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 29, 2008, the ownership of each executive officer and director of Market Data Consultants, of all executive officers and directors of the MDCI as a group, and of each person know by MDCI to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below a sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any options, warrant or other right to acquire additional securities of MDCI except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class

Common	Wilson Kin Cheung (1)	8,500,000	100%

Common	All Officers and Directors as a Group (1 in number)	8,500,000	100%

(1)

Mr. Wilson Kin Cheung is a director and executive officer of Market Data Consultants, Inc.

Item 12. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

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

The Company’s employees were stationed at the office of the director for rent-free since the date of inception.

The Company appointed an employee of a related company, which is controlled by the Company’s director, as the Secretary of the Company for free effective from April 9, 2008.

Although management has no current plans to cause us to do so, it is possible that we may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by MDCI’s current stockholder to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to our current stockholder, or requiring the future employment of specified officers and payment of salaries to them. A sale of securities by our current stockholder to an acquisition candidate might be at a price higher than that originally paid by current stockholder but may or may not be higher than the price paid by subscribers to this offering. Any payment to current stockholders in the context of an acquisition involving MDCI would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity. Any decision to sell the shares of MDCI could be made at the sole discretion of the current majority stockholder without the vote of the purchasers in this offering.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Wilson Cheung is not an independent director under these rules as he is also the President and Chief Financial Officer of the Company.

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

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

Audit Fees

(1)

The aggregate fees billed by PKF Hong Kong, China, Certified Public Accountants, for audit or review of the Company's financial statements for the years ended February 29, 2008 and February 28, 2007 were $10,869 and 11,509 respectively.

Audit Related Fees

(2)

PKF Hong Kong, China, Certified Public Accountants, did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2007 and 2006.

Tax Fees

(3)

The aggregate fees billed by PKF Hong Kong, China, Certified Public Accountants for tax compliance, advice and planning were $0 for both the fiscal years ended 2007 and 2006.

All Other Fees

(4)

PKF Hong Kong, China, Certified Public Accountants did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2007 and 2006.

Audit Committees Pre-approval Policies and Procedures

(5)

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.  Our board of directors reviewed and pre-approved all audit services provided by PKF Hong Kong, China and has determined that the firm's provision of such services to us during fiscal 2007 is compatible with and did not impair the independence of PKF Hong Kong, China. It is the practice of our board of directors to consider and approve in advance all auditing services provided to us by our independent auditors.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKET DATA CONSULTANTS, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: May 29, 2008

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: May 29, 2008

31