Form 10-Q
period 2008-05-31
MARKET DATA CONSULTANTS, INC.
filed 2008-07-15
CIK 1363423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-51817

MARKET DATA CONSULTANTS, INC.

 (Exact name of registrant as specified in its charter)

Delaware	98-0485299
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Rm 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong
(Address of principal executive offices)
(852) 2802-8663
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [X] Yes   [  ] No

As of July 10, 2008, there were 8,500,000 shares of voting common stock, $0.001 par value, of Market Data Consultants, Inc. issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Market Data Consultants, Inc., a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Market Data Consultants, Inc., as included in its Form 10-KSB for the fiscal year ended February 29, 2008.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2008

INDEX

Page

Condensed balance sheets

3

Condensed statements of operations and comprehensive income (loss)

4

Condensed statements of cash flows

5

Notes to the condensed financial statements

6 - 11

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF MAY 31, 2008 AND FEBRUARY 29, 2008

		As of
	As of	February 29,
	May 31, 2008	2008
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	2,008	2,076

Total assets	2,008	2,076

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

Current liabilities
Accrued audit fee	5,390	6,461
Amount due to a stockholder (Note 9)	37,389	28,105

Total liabilities	42,779	34,566

Stockholder’s deficit
Common stock - US$0.001 par value (Note 6) :
authorized 80,000,000 shares; 8,500,000
shares issued and outstanding	8,500	8,500
Accumulated deficit during the development stage	(49,354)	(40,973)
Accumulated other comprehensive income (loss)	83	(17)

Total stockholder’s deficit	(40,771)	(32,490)

Total liabilities and stockholder’s deficit	2,008	2,076

See accompanying notes to the condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MAY 31, 2008 AND 2007

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH MAY 31, 2008

	For the three months ended May 31, 2008	For the three months ended May 31, 2007	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	-	-	563
General and administrative expenses	8,381	3,167	48,887

Loss from operations	(8,381)	(3,167)	(49,450)
Interest income	-	12	96

Loss before income taxes	(8,381)	(3,155)	(49,354)
Income taxes (Note 4)	-	-	-

Net loss	(8,381)	(3,155)	(49,354)

Other comprehensive income (loss)
Foreign currency translation adjustments	100	(8)	83

Total comprehensive loss	(8,281)	(3,163)	(49,271)

Net loss per share :
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.01)

Weighted average number of shares :
Basic and diluted	8,500,000	8,500,000	6,390,879

See accompanying notes to the condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2008 AND 2007

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH MAY 31, 2008

	For the three months ended May 31, 2008	For the three months ended May 31, 2007	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities :
Net loss	(8,381)	(3,155)	(49,354)
Change in liabilities :
Accrued audit fee	(1,071)	309	5,390

Net cash used in operating activities	(9,452)	(2,846)	(43,964)

Cash flows from financing activities :
Proceeds from issuance of common stock	-	-	8,500
Advance from a stockholder	9,284	3,777	37,389

Net cash provided by financing activities	9,284	3,777	45,889

Effect of rate changes on cash	100	(8)	83

Net change in cash and cash equivalents	(68)	923	2,008

Cash and cash equivalents, beginning of period	2,076	2,184	-

Cash and cash equivalents, end of period	2,008	3,107	2,008

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to the condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2008 (UNAUDITED)

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

2.

BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations: nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2008 which was filed on May 29, 2008.

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

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2008 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of May 31, 2008, the Company had cash and cash equivalents of US$2,008, working deficit and stockholder’s deficit of US$40,771 and accumulated deficit of US$49,354 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At May 31, 2008, cash equivalents consist of bank balance of US$2,008 denominated in Hong Kong dollars (“HKD”).

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

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s deficit as “Accumulated other comprehensive income (loss) - foreign currency translation adjustments”.  Gains and losses resulting from foreign currency translation are included in other comprehensive income (loss).

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$ 7.7911 for the three months ended May 31, 2008 and US$1.00 = HK$7.8053 as at May 31, 2008.

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

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2007 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161 “Disclosure about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adoption SFAS 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of adoption SFAS 162 on its financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2008 (UNAUDITED)

4.

INCOME TAXES

	For the three months ended May 31, 2008	For the three months ended May 31, 2007	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Loss before income taxes	(8,381)	(3,155)	(49,354)

Expected benefit at statutory rate of 34%	(2,849)	(1,073)	(16,780)
Valuation allowance	2,849	1,073	16,780

	-	-	-

Recognized deferred income tax asset is as follows :-

		As of
	As of	February 29,
	May 31, 2008	2008
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	16,780	13,931
Valuation allowance	(16,780)	(13,931)

	-	-

At May 31, 2008, the Company has incurred operating losses of US$49,354 which, if unutilized, will expire through to 2028.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

5.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2008 (UNAUDITED)

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

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of May 31, 2008.

9.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$28,105 and US$9,284 to the Company financing its working capital for the period from inception on December 15, 2005 through February 28, 2008 and for the three months ended May 31, 2008, respectively.  The advance is interest-free, unsecured and repayable on demand.

The Company maintained a mailing address and its employees were stationed at the office of the director for rent-free during the period from inception on December 15, 2005 to May 31, 2008.

The Company appointed an employee of a related company, which is controlled by the Company’s director, as the Secretary of the Company for free effective from April 9, 2008.

ITEM 2.

 MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note of Caution Regarding Forward Looking Statements

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

Overview and Recent Developments

Market Data Consultants, Inc. (“we”, “us”, “our”, “Market Data”, or the “Company”) was incorporated in the State of Delaware on December 15, 2005.  We are a development stage company formed to explore business opportunities and provide consulting services to business partners. To date, the Company’s only activities have consisted of developing its business plan, raising initial capital, and signing an agreement with a business partner.

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

The Company has minimal cash and has not yet earned revenue from any business operations.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has not generated revenues, the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.  In an effort to raise additional funds, on October 4, 2006, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) for the purpose of registering 200,000 shares of its common stock; the registration statement was declared effective on April 10, 2008.

Plan of Operations in the next 12 months

During the next twelve months, the Company expects to continue its efforts to provide consulting services to business partners.  As the Company has minimal cash and has not yet earned revenue from any business operations, it is planning to raise additional capital through the sale of 200,000 shares common stock in the next 6 months as its registration statement has been declared effective by the SEC. Through the sale of 200,000 shares of common stock at a price of $0.50 per share, it is expected that the Company will raise an aggregate of $100,000 for operating expenses and business expansion.

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

Funds allocated to business development are intended to be used to prepare marketing materials for us to locate new business partners. We hope to build up our corporate reputation and align ourselves with additional business partners to provide our consultancy services to them. The funds allocated to administrative expenses are intended to be used for indirect expenses to maintain the daily operation of the business, such as travel expenses, stationary and postage expenses, and utility expenses.

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

Liquidity and Capital Resources

As of May 31, 2008, the Company remains in the development stage. For the period ended May 31, 2008, the Company's balance sheet reflects current and total assets of $2,008 in the form of cash and cash equivalents, total liabilities of $42,779 and stockholder’s deficit of $40,771 and accumulated deficit during the development stage of $49,354. The Company recorded a net loss of $8,381 and $3,155 for the three months period ended May 31, 2008 and 2007, and compared to a net loss of $49,354 from inception on December 15, 2005 through May 31, 2008.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. As noted above, the Company filed a registration statement with the SEC for the sale of 200,000 shares of its common stock. The registration statement was declared effective by the SEC on April 10, 2008. As of May 31, 2008, the Company had not sold any shares pursuant to the registration statement. The Company has no agreement in place with its stockholder or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the sole stockholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involved internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Management’s Quarterly Report on Internal Control over Financial Reporting

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

Our management, including our principal executive officer and principle accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the quarter review. All of the financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to mitigate this material weakness to the fullest extent possible, at any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended May 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.

OTHER INFORMATION.

On October 4, 2006, the Company filed a registration statement with the Securities and Exchange Commission for the purpose of registering 200,000 shares of its common stock; the registration statement was declared effective on April 10, 2008.  As of May 31, 2008, the Company had not sold any shares of its common stock which it registered through the registration statement.

ITEM 6.

EXHIBITS.

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

31.1

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKET DATA CONSULTANTS, INC.

By:  /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: July 15, 2008

By:  /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: July 15, 2008