Form 10-Q
period 2008-08-31
MARKET DATA CONSULTANTS, INC.
filed 2008-10-15
CIK 1363423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-52009

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

As of October 15, 2008, there were 8,500,000 shares of voting common stock, $0.001 par value, of Market Data Consultants, Inc. issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Market Data Consultants, Inc., a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of Market Data Consultants, Inc., as included in its Form 10-KSB for the fiscal year ended February 29, 2008.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2008

INDEX

Page

Condensed balance sheets

4

Condensed statements of operations and comprehensive loss

5

Condensed statements of cash flows

6

Notes to condensed financial statements

7 - 10

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF AUGUST 31, 2008 AND FEBRUARY 29, 2008

	As of	As of
	August 31,	February 29,
	2008	2008
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	1,977	2,076

Total assets	1,977	2,076

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Accrued audit fee	1,665	6,461
Amount due to a stockholder (Note 9)	46,087	28,105

Total liabilities	47,752	34,566

Stockholder’s deficit
Common stock - US$0.001 par value (Note 6) :
authorized 80,000,000 shares; 8,500,000
shares issued and outstanding	8,500	8,500
Accumulated deficit during the development stage	(54,369)	(40,973)
Accumulated other comprehensive loss	94	(17)

Total stockholder’s deficit	(45,775)	(32,490)

Total liabilities and stockholder’s deficit	1,977	2,076

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2008

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH AUGUST 31, 2008

	Three months ended August 31,		Six months ended August 31,		Cumulative total since
	2008	2007	2008	2007	inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	-	-

Expenses
Formation expenses	-	-	-	-	563
General and administrative expenses	5,015	2,971	13,396	6,138	53,902

Loss from operations	(5,015)	(2,971)	(13,396)	(6,138)	(54,465)
Interest income	-	12	-	24	96

Loss before income taxes	(5,015)	(2,959)	(13,396)	(6,114)	(54,369)
Income taxes (Note 4)	-	-	-	-	-

Net loss	(5,015)	(2,959)	(13,396)	(6,114)	(54,369)

Other comprehensive income (loss)
Foreign currency translation
Adjustments	11	(27)	111	(35)	94

Total comprehensive loss	(5,004)	(2,986)	(13,285)	(6,149)	(54,275)

Net loss per share :
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares :
Basic and diluted	8,500,000	8,500,000	8,500,000	8,500,000	6,586,680

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2008

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH AUGUST 31, 2008

	For the six months ended August 31, 2008	For the six months ended August 31, 2007	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities :
Net loss	(13,396)	(6,114)	(54,369)
Change in liabilities :
Accrued audit fee	(4,796)	(3,198)	1,665

Net cash used in operating activities	(18,192)	(9,312)	(52,704)

Cash flows from financing activities :
Proceeds from issuance of common stock	-	-	8,500
Advance from a stockholder	17,982	9,281	46,087

Net cash provided by financing activities	17,982	9,281	54,587

Effect of rate changes on cash and cash equivalents	111	(35)	94

Net change in cash and cash equivalents	(99)	(66)	1,977

Cash and cash equivalents, beginning of period	2,076	2,184	-

Cash and cash equivalents, end of period	1,977	2,118	1,977

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2008 (UNAUDITED)

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

2.

BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2008 which was filed to the SEC on May 29, 2008.

In the opinion of the management of the Company, the unaudited condensed financial statements for the interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of the said period.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of August 31, 2008, the Company had cash and cash equivalents of US$1,977, working deficit and stockholder’s deficit of US$45,775 and accumulated deficit of US$54,369 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of August 31, 2008, cash equivalents consist of bank balance of US$1,977 denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities.

Income taxes

The Company accounts for income tax in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities.  A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

Foreign currency translation

The Company keeps cash and cash equivalents and incurred expenses in HKD during the reporting period and thus HKD is considered to be the functional currency.  Transactions denominated in currencies other than HKD are translated into HKD at the applicable rates of exchange prevailing at the dates of the transactions.  Monetary assets and liabilities denominated in other currencies are translated into HKD at the rates of exchange prevailing at the balance sheet date.  Exchange gains and losses are included in the determination of net loss.

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s deficit as “Accumulated other comprehensive income (loss)”.  Gains and losses resulting from foreign currency translation are included in other comprehensive loss.

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 = HKD7.80569 for the six months ended August 31, 2008 and of US$1.00 = HKD7.8072 as of August 31, 2008.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes during the reporting period.  Actual results could differ from those estimates.

Fair values of financial instruments

The Company’s financial instruments include cash equivalents, accrued audit fee and amount due to a stockholder.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of the financial instruments approximate their fair values since the financial instruments are short-term in nature or they are receivable or payable on demand.

Recently issued accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of adopting SFAS 162 on its financial statements.

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows :-

	Three months ended August 31,		Six months ended August 31,		Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(5,015)	(2,959)	(13,396)	(6,114)	(54,369)

Expected benefit at statutory
rate of 34%	(1,705)	(1,006)	(4,555)	(2,079)	(18,486)
Valuation allowance	1,705	1,006	4,555	2,079	18,486

	-	-	-	-	-

The components of recognized deferred tax asset is as follows :-

	As of	As of
	August 31,	February 28,
	2008	2008
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	18,486	13,931
Valuation allowance	(18,486)	(13,931)

	-	-

As of August 31, 2008, the Company had incurred operating losses of US$54,369 which, if unutilized, will expire through to 2028.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

5.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

6.

COMMON STOCK

The Company was incorporated on December 15, 2005 with an authorized capital of 80,000,000 shares of common stock of US$0.001 par value.  On January 9, 2006 and September 10, 2006, 1,600,000 and 6,900,000 shares of common stock of US$0.001 par value totaling US$1,600 and US$6,900 were issued for cash respectively.

7.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its inception.

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of August 31, 2008.

9.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$28,105 and US$17,982 to the Company financing its working capital for the period from its inception on December 15, 2005 through February 29, 2008 and for the six months ended August 31, 2008, respectively.  The advance is interest-free, unsecured and repayable on demand.

The Company maintained a mailing address at the office of the director for rent-free during the period from its inception on December 15, 2005 to August 31, 2008.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note of Caution Regarding Forward Looking Statements

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDE FORWARD-LOOKING STATEMENTS THAT INCLUDE RISKS AND UNCERTAINTIES. WE USE WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE," "INTENDS" AND SIMILAR EXPRESSIONS TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THIS FORM ALSO CONTAINS FORWARD-LOOKING STATEMENTS ATTRIBUTED TO CERTAIN THIRD PARTIES RELATING TO THEIR ESTIMATES REGARDING THE OPERATION AND GROWTH OF OUR BUSINESS AND SPENDING. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE HEREOF. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q AS WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATIONS TO DATE. OUR ABILITY TO GENERATE REVENUE IS SUBJECT TO SUBSTANTIAL RISKS.

Overview and Recent Developments

Market Data Consultants, Inc. (“we”, “us”, “our”, “Market Data” or the “Company”) was incorporated in the State of Delaware on December 15, 2005.  We are a development stage company formed to explore business opportunities and provide consulting services to business partners. To date, the Company’s only activities have consisted of developing its business plan, raising initial capital, and signing an agreement with a business partner.

On February 1, 2006, the Company entered into a service agreement with Market Data Consultants Limited (“MDCL”), a British Virgin Islands corporation, which is a computer software company that holds the rights to license a market data management software product called INFOmatch; a copy of the service agreement was filed as Exhibit 10.1 to the Company’s registration statement on Form 10-SB12G filed with the Securities and Exchange Commission (“SEC”) on May 18, 2006, and is hereby incorporated by reference.  MDCL is not a related company although its name is similar to the name of the Company.  Pursuant to the service agreement, the Company shall provide consultancy services to MDCL by looking for new business opportunities, locating potential clients for MDCL and providing market data consulting services. As of August 31, 2008, the Company has not rendered any consultancy services to MDCL.

The Company has minimal cash and has not yet earned revenue from any business operations.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has not generated any revenue, the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President, or in the form of equity investment by outside investors, or some combination of each.  In an effort to raise additional funds, on October 4, 2006, the Company filed a registration statement with the SEC, for the purpose of registering 200,000 shares of its common stock; the registration statement was declared effective on April 10, 2008.

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

The Company does not maintain an office and its employees will continuously be stationed at the office of the principal executive officer, for which the Company pays no rent. It is expected that the Company will not purchase any property in the coming 12 months.

Liquidity and Capital Resources

As of August 31, 2008, the Company remains in the development stage and the Company's balance sheet reflects current and total assets of $1,977 in the form of cash and cash equivalents, total liabilities of $47,752, stockholder’s deficit of $45,775 and accumulated deficit during the development stage of $54,369. The Company recorded a net loss of $5,015 and $2,959 for the three months period ended August 31, 2008 and 2007, and a net loss of $54,369 from inception on December 15, 2005 through August 31, 2008.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. As noted above, the Company filed a registration statement with the SEC for the sale of 200,000 shares of its common stock. The registration statement was declared effective by the SEC on April 10, 2008. As of August 31, 2008, the Company had not sold any shares pursuant to the registration statement. The Company has no agreement in place with its stockholder or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from its majority stockholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2008, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involved internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the monitoring and review of work performed by our principal financial officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the quarter review. All of the financial reporting is carried out by our principal financial officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to mitigate this material weakness to the fullest extent possible, at any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our principal financial officer.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended August 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 6.

EXHIBITS.

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

MARKET DATA CONSULTANTS, INC.

By:  /s/ Wilson Cheung

Wilson Cheung, Principal Executive Officer and Principal Financial Officer

Date: October 15, 2008

By:  /s/ Wilson Cheung

Wilson Cheung, Director

Date: October 15, 2008