Form 10-Q
period 2008-11-30
MARKET DATA CONSULTANTS, INC.
filed 2009-01-14
CIK 1363423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

As of January 14, 2009, there were 8,500,000 shares of voting common stock, $0.001 par value, of Market Data Consultants, Inc. issued and outstanding.

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

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2008

INDEX

Pages

Condensed balance sheets

4

Condensed statements of operations and comprehensive loss

5

Condensed statements of cash flows

6

Notes to condensed financial statements

7 - 12

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF NOVEMBER 30, 2008 AND FEBRUARY 28, 2008

	As of	As of
	November 30,	February 28,
	2008	2008
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	1,573	2,076

Total assets	1,573	2,076

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Accrued audit fee	1,677	6,461
Amount due to a stockholder (Note 9)	48,824	28,105

Total liabilities	50,501	34,566

Stockholder’s deficit
Common stock - US$0.001 par value (Note 6) :
Authorized 80,000,000 shares; 8,500,000
shares issued and outstanding	8,500	8,500
Accumulated deficit during the development stage	(57,183)	(40,973)
Accumulated other comprehensive loss	(245)	(17)

Total stockholder’s deficit	(48,928)	(32,490)

Total liabilities and stockholder’s deficit	1,573	2,076

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2008

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH NOVEMBER 30, 2008

	Three months ended November 30,		Nine months ended November 30,		Cumulative total since inception
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	-	-

Expenses
Formation expenses	-	-	-	-	563
General and administrative expenses	2,814	3,205	16,210	9,343	56,716

Loss from operations	(2,814)	(3,205)	(16,210)	(9,343)	(57,279)
Interest income	-	10	-	34	96

Loss before income taxes	(2,814)	(3,195)	(16,210)	(9,309)	(57,183)
Income taxes (Note 4)	-	-	-	-	-

Net loss	(2,814)	(3,195)	(16,210)	(9,309)	(57,183)

Other comprehensive loss
Foreign currency translation
adjustment	(339)	(28)	(228)	(63)	(245)

Total comprehensive loss	(3,153)	(3,223)	(16,438)	(9,372)	(57,428)

Net loss per share :
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of shares :
Basic and diluted	8,500,000	8,500,000	8,500,000	8,500,000	6,747,596

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2008

AND FROM INCEPTION ON DECEMBER 15, 2005 THROUGH NOVEMBER 30, 2008

	Nine months ended		Cumulative
	November 30,		total since
	2008	2007	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Cash flows from operating activities :
Net loss	(16,210)	(9,309)	(57,183)
Change in liability :
Accrued audit fee	(4,784)	(3,195)	1,677

Net cash used in operating activities	(20,994)	(12,504)	(55,506)

Cash flows from financing activities :
Proceeds from issuance of common stock	-	-	8,500
Advances from a stockholder	20,719	12,484	48,824

Net cash provided by financing activities	20,719	12,484	57,324

Effect of exchange rate changes on cash
and cash equivalents	(228)	(63)	(245)

Net change in cash and cash equivalents	(503)	(83)	1,573

Cash and cash equivalents, beginning of period	2,076	2,184	-

Cash and cash equivalents, end of period	1,573	2,101	1,573

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed financial statements.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2008 (UNAUDITED)

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

The Company has not rendered any consultancy services to MDCL and is a development stage company during the reporting periods.

2.

BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2008 which was filed with the SEC on May 29, 2008.

In the opinion of the management of the Company, the condensed financial statements for the interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of the said periods.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2008 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which has considered the realization of assets and satisfaction of liabilities in the normal course of business.  As of November 30, 2008, the Company had cash and cash equivalents of US$1,573, working deficit and stockholder’s deficit of US$48,928 and accumulated deficit of US$57,183 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of November 30, 2008, cash equivalents consist of bank balance of US$1,573 denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company maintains a HKD savings account with a commercial bank in Hong Kong, which is financial instrument that is potentially subject to concentration of credit risk.  During the reporting periods, the Company did not engage in any hedging activities.

Income taxes

The Company accounts for income tax in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the condensed financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities.  A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2008 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Foreign currency translation

The Company keeps cash and cash equivalents and incurred expenses in HKD during the reporting periods and thus HKD is considered to be the functional currency.  Transactions denominated in currencies other than HKD are translated into HKD at the applicable rates of exchange prevailing at the dates of the transactions.  Monetary assets and liabilities denominated in other currencies are translated into HKD at the rates of exchange prevailing at the balance sheet date.  Exchange gains and losses are included in the determination of net loss.

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s deficit as “Accumulated other comprehensive loss”.  Gains and losses resulting from foreign currency translations are included in other comprehensive loss.

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 = HKD7.77 for the nine months ended November 30, 2008 and US$1.00 = HKD7.75 as of November 30, 2008.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed financial statements and the accompanying notes during the reporting periods.  Actual results could differ from those estimates.

Fair values of financial instruments

Financial instruments include cash equivalents, accrued audit fee and amount due to a stockholder.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of these financial instruments approximate their fair values since they are short-term in nature or are receivable or payable on demand.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2008 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 163 "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60".  SFAS 163 interprets SFAS 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The management is in the process of evaluating the impact that SFAS 163 will have on the Company’s financial statements upon adoption.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”, which is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  The management is in the process of evaluating the impact that SFAS 162 will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133".  SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The management is in the process of evaluating the impact that SFAS 161 will have on the Company’s financial statements upon adoption.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2008 (UNAUDITED)

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows :-

	Three months ended November 30,		Nine months ended November 30,		Cumulative total since inception
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(2,814)	(3,195)	(16,210)	(9,309)	(57,183)

Expected benefit at
statutory rate of 34%	(957)	(1,086)	(5,511)	(3,165)	(19,442)
Valuation allowance	957	1,086	5,511	3,165	19,442

	-	-	-	-	-

Recognized deferred tax asset is as follows :-

	As of	As of
	November 30,	February 28,
	2008	2008
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	19,442	13,931
Valuation allowance	(19,442)	(13,931)

	-	-

As of November 30, 2008, the Company had incurred operating losses of US$57,183 which, if unutilized, will expire through to 2028.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

5.

NET LOSS PER SHARE

During the reporting periods, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

MARKET DATA CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2008 (UNAUDITED)

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

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of November 30, 2008.

9.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$28,105 and US$20,719 to the Company to finance its working capital during the period from inception on December 15, 2005 through February 28, 2008 and for the nine months ended November 30, 2008, respectively.  The advances are interest-free, unsecured and repayable on demand.

The Company maintained a mailing address at the office of the same director for rent-free during the period from inception on December 15, 2005 through November 30, 2008.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note of Caution Regarding Forward Looking Statements

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM10-Q INCLUDE FORWARD-LOOKING STATEMENTS THAT INCLUDE RISKS AND UNCERTAINTIES. WE USE WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE," "INTENDS" AND SIMILAR EXPRESSIONS TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THIS FORM ALSO CONTAINS FORWARD-LOOKING STATEMENTS ATTRIBUTED TO CERTAIN THIRD PARTIES RELATING TO THEIR ESTIMATES REGARDING THE OPERATION AND GROWTH OF OUR BUSINESS AND SPENDING. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE HEREOF. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS QUARTERLY REPORT ON FORM10-Q  AS WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATIONS TO DATE. OUR ABILITY TO GENERATE REVENUE IS SUBJECT TO SUBSTANTIAL RISKS.

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

On February 1, 2006, the Company entered into a service agreement with Market Data Consultants Limited (“MDCL”), a British Virgin Islands corporation, which is a computer software company that holds the rights to license a market data management software product called INFOmatch; a copy of the service agreement was filed as Exhibit 10.1 to the Company’s registration statement on Form 10-SB12G filed with the Securities and Exchange Commission (“SEC”) on May 18, 2006, and is hereby incorporated by reference.  MDCL is not a related company although its name is similar to the name of the Company.  Pursuant to the service agreement, the Company shall provide consultancy services to MDCL by looking for new business opportunities, locating potential clients for MDCL and providing market data consulting services. As of November 30, 2008, the Company has not rendered any consultancy services to MDCL.

The Company has minimal cash and has not yet earned revenue from any business operations.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has not generated any revenue, the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.  In an effort to raise additional funds, on October 4, 2006, the Company filed a registration statement with the SEC, for the purpose of registering 200,000 shares of its common stock. The registration statement was declared effective on April 10, 2008.

Plan of Operations in the next 12 months

During the next twelve months, the Company expects to continue its efforts to provide consulting services to business partners.  As the Company has minimal cash and has not yet earned revenue from any business operations, it is planning to raise additional capital through the sale of 200,000 shares common stock in the next 12 months as its registration statement has been declared effective by the SEC. Through the sale of 200,000 shares of common stock at a price of $0.50 per share, it is expected that the Company will raise an aggregate of $100,000 for operating expenses and business expansion.  We plan to use the proceeds, if any, from the offering to develop our business and acquire equipment to improve our efficiency. As of the date of this report, the Company has not yet sold any shares.

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

Liquidity and Capital Resources

As of November 30, 2008, the Company remains in the development stage and the Company's balance sheet reflects current and total assets of $1,573 in the form of cash and cash equivalents, total liabilities of $50,501, stockholder’s deficit of $48,928 and accumulated deficit during the development stage of $57,183. The Company recorded a net loss of $2,814 and $3,195 for the three months period ended November 30, 2008 and 2007, and a net loss of $57,183 from inception on December 15, 2005 through November 30, 2008.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. As noted above, the Company filed a registration statement with the SEC for the sale of 200,000 shares of its common stock. The registration statement was declared effective by the SEC on April 10, 2008. As of November 30, 2008, the Company had not sold any shares pursuant to the registration statement. The Company has no agreement in place with its stockholder or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the sole stockholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involved internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended November 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MARKET DATA CONSULTANTS, INC.

By:  /s/ Wilson Cheung

Wilson Cheung, Principal Executive Officer and Principal Accounting Officer

Date: January 14, 2009

By:  /s/ Wilson Cheung

Wilson Cheung, Director

Date: January 14, 2009